Form 10-Q
period 1996-09-30
CHASE PREFERRED CAPITAL CORP
filed 1996-11-14
CIK 1018450

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED: SEPTEMBER 30, 1996       COMMISSION FILE NUMBER:  1-12151

                       CHASE PREFERRED CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                           13-3899576
   (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)



  270 PARK AVENUE, NEW YORK, NEW YORK                              10017
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 270-6000

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                               YES....    NO.X..

COMMON STOCK, $300 PAR VALUE                                             572,500

     NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON OCTOBER 31,1996.

================================================================================

                                 FORM 10-Q INDEX

PART I                                                                                                            Page
------                                                                                                            ----
Item 1.       Financial Statements - Chase Preferred Capital Corporation:

                    Balance Sheet at September 30, 1996.                                                             3

                    Statement of Income for the Period from Inception (September 18, 1996)
                    through September 30, 1996.                                                                      4

                    Statement of Changes in Stockholders' Equity for the Period from
                    Inception (September 18, 1996) through September 30, 1996.                                       5

                    Statement of Cash Flows for the Period from Inception (September 18, 1996)
                    to September 30, 1996.                                                                           6

              Notes to Financial Statements.                                                                      7-10


Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.                                                                                        11-15


PART II

Item 1.       Legal Proceedings                                                                                     16

Item 6.       Exhibits and Current Reports on Form 8-K                                                              17

Signatures                                                                                                          18

================================================================================

Part I
Item 1.


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                              AT SEPTEMBER 30, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
Residential mortgage loans                                          $   899,382
Commercial mortgage loans                                               107,683
                                                                    -----------
                                                                      1,007,065
  Less: allowance for credit  losses                                     (2,942)
                                                                    -----------
                                                                      1,004,123

Cash                                                                     83,931
Due from affiliates                                                      13,507
Accrued interest receivable                                               5,743
                                                                    -----------

     TOTAL ASSETS                                                   $ 1,107,304
                                                                    ===========
LIABILITIES:

Accounts payable                                                    $     1,788
Due to affiliates                                                            89
Dividends payable                                                         1,609
                                                                    -----------

         TOTAL LIABILITIES                                                3,486
                                                                    -----------

STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per share; authorized,
50,000,000 shares, issued and outstanding 22,000,000 shares             550,000
Common stock, par value $300 per share; authorized,
5,000,000 shares, issued and outstanding 572,500 shares                 171,750
Additional paid in capital                                              381,637
Retained earnings                                                           431
                                                                    -----------

         TOTAL STOCKHOLDERS' EQUITY                                   1,103,818
                                                                    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,107,304
                                                                    ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 18, 1996) THROUGH SEPTEMBER 30, 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME:

Residential mortgage loans                                              $ 1,814
Commercial mortgage loans                                                   315
                                                                        -------

                                                                          2,129
         Less: servicing fees                                               (81)
                                                                        -------
     Net interest income                                                  2,048
                                                                        -------
NONINTEREST EXPENSE:

Advisory fees                                                                 8
                                                                        -------
     Total noninterest expense                                                8
                                                                        -------
NET INCOME                                                              $ 2,040
                                                                        =======

NET INCOME APPLICABLE TO COMMON SHARES                                  $   431
                                                                        =======

NET INCOME PER COMMON SHARE                                             $  0.75
                                                                        =======


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM INCEPTION (SEPTEMBER 18, 1996) THROUGH SEPTEMBER 30, 1996
                                 (IN THOUSANDS)
PREFERRED STOCK:

Initial public offering on September 18, 1996                       $   550,000
                                                                    -----------

Balance at end of period                                            $   550,000
                                                                    ===========

COMMON STOCK:

Shares issued at incorporation (June 28, 1996)                      $         1
Issuance of common stock on September 18, 1996                          171,749
                                                                    -----------

Balance at end of period                                            $   171,750
                                                                    ===========

ADDITIONAL PAID IN CAPITAL:

Shares issued at incorporation (June 28, 1996)                      $         0
Issuance of common stock on September 18, 1996                          381,637
                                                                    -----------

Balance at end of period                                            $   381,637
                                                                    ===========

RETAINED EARNINGS:

Net Income                                                          $     2,040
Preferred dividends                                                      (1,609)
                                                                    -----------

Balance at end of period                                            $       431
                                                                    ===========

TOTAL STOCKHOLDERS' EQUITY                                          $ 1,103,818
                                                                    ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 18, 1996) THROUGH SEPTEMBER 30, 1996
                                 (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income                                                          $     2,040

Adjustments to reconcile net income to net cash provided
by operating activities:
      Net change In:
         Accrued interest receivable                                     (2,129)
         Due to affiliates                                                   89
                                                                    -----------
Net cash provided by operating activities                                     0
                                                                    -----------
INVESTING ACTIVITIES:

Purchase of  mortgage loans                                          (1,017,630)
Purchase of accrued interest receivable                                  (3,614)
                                                                    -----------
Net cash used by investing activities                                (1,021,244)
                                                                    -----------

FINANCING ACTIVITIES:

Proceeds from common stock issued                                       572,499
Proceeds from preferred stock issued                                    550,000
Underwriting discount paid                                              (17,325)
                                                                    -----------

Net cash provided by financing activities                             1,105,174
                                                                    -----------

NET INCREASE IN CASH                                                     83,930

CASH AT BEGINNING OF PERIOD                                                   1
                                                                    -----------
CASH AT SEPTEMBER 30, 1996                                          $    83,931
                                                                    ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

The Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and created for the purpose of acquiring, holding and managing real estate assets. The Company is a wholly-owned subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York.

On September 18, 1996, the Company commenced its operations upon consummation of an initial public offering of 22,000,000 shares of the Company's 8.10% Cumulative Preferred Stock, Series A (the "Series A Preferred Shares"), $25 par value and the sale to the Bank of 572,500 shares of the Company's Common Stock, $300 par value. These offerings raised net capital of $1,103,386,000. All Common shares are held by the Bank. The Series A Preferred Shares are traded on the New York Stock Exchange.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of Common Stock to the Bank to pay any expenses incurred during the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values of $1,017,630,000. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximates their estimated fair values.

The unaudited financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Mortgage Loans:

Mortgage loans are carried at the principal amount outstanding, net of deferred loan fees and direct origination costs. Loans held for sale are carried at the lower of aggregate cost or fair value. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees and costs are suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent of cash receipts. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Statement of Financial Accounting Standards No. 114, entitled "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), requires that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value or the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except smaller-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. The Company applies SFAS 114 to nonaccrual commercial mortgage loans. In addition, SFAS 114 modifies the accounting for in-substance foreclosures ("ISF"). A collateralized loan is considered an ISF and is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Part I
Item 1. (continued)


Statement of Financial Accounting Standards No. 118, entitled "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"), permits a creditor to use existing methods for recognizing interest revenue on impaired loans. The Company recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans.

Allowance for credit losses:

The allowance for credit losses provide for risk of losses inherent in the credit extension process. The allowance is a general allowance and is based on a periodic review and analysis of the portfolio, which is comprised of residential and commercial mortgage loans. The periodic analysis includes consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions and market conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for credit losses is increased by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part.

Cash and Cash Equivalents:

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At September 30, 1996, the Company's cash was held in custody of the Bank and there were no cash equivalents.

Offering Costs:

Costs incurred in connection with the raising of capital through the sale of preferred stock were charged against shareholders' equity upon the issuance of shares to shareholders.

Dividends:

Preferred Stock. Dividends on the Series A Preferred Shares are cumulative from issuance (September 18, 1996) and will be payable quarterly on the last day of March, June, September and December at a rate of 8.10% per annum of the initial liquidation preference ($25.00 per share).

Common Stock. Shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available after all preferred dividends have been paid.

Net Income Per Common Share:

Net income per share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding.

Income Taxes:

The Company has elected for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. As the Company expects to qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

Part I
Item 1. (continued)


NOTE 3 - MORTGAGE LOANS
-----------------------

Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of Six-Month Prime Rate Adjustable Rate Mortgages ("ARMs"), Six-Month Treasury ARMs, One-Year ARMs, Three-Year, Five-Year, Seven-Year and Ten-Year Fixed Rate Loans with an Automatic Conversion to One-Year ARMs and Fixed Rate Loans. The commercial mortgage loans consist of Fixed and Variable Rate loans, certain of which have balloon payments.

The following represents the Mortgage Loan portfolio before allowance for credit losses as of September 30, 1996:

         Residential mortgage loans                               $    899,382
         Commercial mortgage loans                                     107,683
                                                                  ------------

           Total portfolio                                        $  1,007,065
                                                                  ============

Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property located in their respective jurisdictions.

NOTE 4 - DIVIDENDS
------------------

As of September 30, 1996, the Company has accrued preferred stock dividends from inception (September 18, 1996) in the amount of $1,609,000.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has entered into an Advisory Agreement (the "Agreement") with the Bank (the "Advisor"). The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 18, 1996 and automatically renews for an additional five years unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Agreement.

The Company also entered into two servicing agreements with the Bank for the servicing of the commercial and residential loans. Pursuant to each servicing agreement, the servicer performs the actual servicing of the Mortgage Loans held by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause with at least thirty days notice to the servicer. The servicing fee is 0.25% of the outstanding principal balance for the residential mortgage loans and range from 0.08% - 0.30% of the outstanding principal balances for the commercial mortgage loans depending upon the outstanding principal amount.

The Bank has entered into sub-servicing agreements ("Sub-Agreements") with Chase Manhattan Mortgage Corporation ("CMMC") a wholly-owned subsidiary of Chase Manhattan Bank USA, N.A., a direct wholly-owned subsidiary of The Chase Manhattan Corporation.

Accrued advisory fees and servicing fees for the period ended September 30, 1996 totaled approximately $89,000.

In addition, in its capacity as Sub-Servicer, CMMC owes the Company $13,507,000 primarily consisting of mortgage loan payments received on behalf of the Company.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

Statement of Financial Accounting Standards No. 107, entitled "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the Company to disclose fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other

Part I
Item 1. (continued)


than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists. The calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values.

Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide-range of limited valuation techniques and numerous estimates which must be made. This lack of objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of the Company compared with other REITs.

Loans:

Loans were valued using methodologies suitable for each loan type. Certain of these methodologies and key assumptions made are discussed below.

The fair value of the Company's commercial loans was estimated by assessing the two main risk components: credit and interest. The estimated cash flows were adjusted to reflect the inherent credit risk and then discounted, using rates appropriate for each maturity that incorporates the effects of interest rate changes.

For residential mortgage loans for which market rates for comparable loans are readily available, the fair value was estimated by discounting cash flows, adjusted for prepayments. The discount rates used for residential mortgages were secondary market yields for comparable mortgage-backed securities, adjusted for risk. The discount rates used incorporated the effects of interest rate changes only, since the estimated cash flows were adjusted for credit risk.

The carrying amounts reflected on the balance sheet at September 30, 1996 approximates fair value as these loans were transferred on September 18, 1996 at an estimate of their fair values based on the valuation techniques described in the preceeding paragraph.

Assets and liabilities in which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, due from affiliates, accrued interest receivable, accounts payable, due to affiliates and dividends payable, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

Part I
Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                       CHASE PREFERRED CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 18, 1996) THROUGH SEPTEMBER 30, 1996
                 (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)


OPERATING STATEMENT:

Interest income                                                     $     2,129

Net interest income                                                       2,048

Net income                                                                2,040

Net income applicable to common shares                                      431

Average number of common shares outstanding                             572,500

Income per common share                                             $      0.75


BALANCE SHEET:

Mortgage loans                                                      $ 1,007,065

Total assets                                                          1,107,304

Total shareholders' equity                                          $ 1,103,818

Number of preferred shares outstanding                               22,000,000

Number of common shares outstanding                                     572,500

Average yield on mortgage loans                                            5.85%


--------------------------------------------------------------------------------

Part I
Item 2. (continued)

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The Chase Preferred Capital Corporation's (the "Company") principal business objective is to acquire, hold and manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company will continue to acquire all its Mortgage Loans from The Chase Manhattan Bank, a banking corporation organized under the laws of the State of New York (the "Bank") or affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one to four-unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the"Code") that are rated by at least one nationally independent rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgaged-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

On September 18, 1996, the Company commenced its operations upon the initial public offering of 22,000,000 shares of the Company's 8.10% Cumulative Preferred Stock, Series A (the "Series A Preferred Shares"), and the sale to the Bank of 572,500 shares of the Company's Common Stock, $300 par value. These offerings raised net capital of $1,103,386,000. All Common shares are held by the Bank. The Series A Preferred Shares are traded on the New York Stock Exchange.

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank is the sole holder of the Common Stock of the Company and administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank also services the Company's Mortgage Loans in its role as Servicer under each of the Servicing Agreements.

The Bank and its affiliates may have interests which are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of Mortgage Loans from the Bank or its affiliates; servicing of Mortgage Loans, particularly with respect to Mortgage Loans that become classified or placed in nonaccrual status or which have been, more than once during the preceding twelve month, more than 30 days past due in the payment of principal and interest; future dispositions of Mortgage Loans of The Chase Manhattan Corporation ("CMC") or any of its non-bank subsidiaries; and the modification of the Advisory Agreement or the Servicing Agreement.

It is the intention of the Company, CMC and the Bank that any agreements and transactions between the Company, on the one hand, and CMC, the Bank or their affiliates, on the other hand, are fair to all parties and consistent with market terms, including the price paid and received for Mortgage Loans, including those in the initial portfolio, on their acquisition or disposition by the Company or in connection with the servicing of such Mortgage Loans. The requirement in the Certificate of Designation establishing the Series A Preferred Shares that certain actions of the Company be approved by a majority of the independent Directors is also intended to ensure fair dealing between the Company and CMC, the Bank and their respective affiliates. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

RESULTS OF OPERATIONS

The Company reported interest income of approximately $2,129,000 ($2,048,000 after deducting servicing fees) which was comprised of approximately $1,814,000 from residential mortgages and $315,000 from commercial mortgages, representing a total average yield of 5.85%. After deduction of approximately $8,000 in advisory fees the Company reported net income of approximately $2,040,000.

On November 14, 1996, the Company declared a dividend of $0.57938 per share on the outstanding shares of Series A Preferred Shares payable on December 31, 1996 to stockholders of record at the close of business December 13, 1996.

The Company accrued $1,609,000 in dividends payable and reported earnings per share of $0.75 on its common stock for the period from September 18, 1996 through September 30, 1996.

Part I
Item 2. (continued)


MORTGAGE LOANS

The Company used the proceeds from the offerings described above to purchase Mortgage Loans totaling approximately $1,017,630,000; comprised of residential and commercial mortgage loans. As of September 30, 1996, the Company had $1,007,065,000 invested in Mortgage Loans; which represents a 1% decline in the initial amount invested on September 18, 1996 due to principal collections. Management intends to reinvest these proceeds and remaining proceeds from the initial capital raised in additional Mortgage Loans to be purchased from either the Bank or its affiliates before December 31, 1996. Reinvestments in Mortgage Loans will be consistent in maintaining a 90% and 10% ratio between residential and commercial mortgage loans, respectively.

The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets as of September 30, 1996:

AVERAGE INTEREST-EARNING ASSET MIX                                        AT SEPTEMBER 18, 1996           AT SEPTEMBER 30, 1996
  (in thousands)                                                          AMOUNT        PERCENT           AMOUNT         PERCENT
-------------------------------------------------------------------------------------------------------------------------------
Residential mortgage loans                                            $      909,455     89.4%         $     897,522     89.4%
Commercial mortgage loans                                                    108,175     10.6%               106,601     10.6%
                                                                      --------------     -----         -------------     -----

Total interest-earning assets                                         $    1,017,630                   $   1,004,123
                                                                      ==============                   =============
-------------------------------------------------------------------------------------------------------------------------------

At September 30, 1996, there were no nonaccrual Mortgage Loans nor past due principal and interest payments.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for credit losses as of September 30, 1996 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for credit losses.

The accompanying table reflects the activity in the Company's allowance for credit losses for the period from September 18, 1996 to September 30, 1996.

ALLOWANCE FOR CREDIT LOSSES
    (in thousands)
--------------------------------------------------------------------------------
     Total allowance at beginning of period                              $2,942
     Provision for losses                                                     0
     Charge-offs                                                              0
     Recoveries                                                               0
                                                                         ------

     Total allowance at end of period                                    $2,942
                                                                         ======

================================================================================

The following table presents the Company's allowance coverage ratios at September 30, 1996.

ALLOWANCE COVERAGE RATIO
--------------------------------------------------------------------------------
Allowance for credit losses to:
    Loans at period-end                                                   0.29%
================================================================================

Part I
Item 2. (continued)

INTEREST RATE RISK

The Company's income consists primarily of interest payments on Mortgage Loans. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Mortgage Loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. In such an interest rate environment, the Company may experience an increase in prepayments on its Residential Mortgage Loans and may find it more difficult to purchase additional Mortgage Loans bearing rates sufficient to support payment of the dividend on the Series A Preferred Shares. In addition, certain Residential Mortgage Loan products which the Company holds will allow borrowers in such an interest rate environment to convert an adjustable rate mortgage to a fixed rate mortgage, thus "locking in" a low fixed interest rate.

There can be no assurance that an interest rate environment in which there is a significant decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry.

The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of September 30, 1996:

                                                                 LOANS
 (in thousands)                                           AMOUNT        PERCENT
--------------------------------------------------------------------------------
Residential Mortgage Loans:

California                                              $  500,464        49.7%
Florida                                                     59,325         5.9%
Other States (no State has more than 4%)                   339,593        33.7%
                                                        ----------     -------

              Total Residential mortgage loans             899,382        89.3%
                                                        ----------     -------

Commercial Mortgage Loans:

New York Metropolitan Tri-State Area                        97,459         9.7%
Other States (no State has more than 3%)                    10,224         1.0%
                                                        ----------     -------

              Total Commercial Mortgage Loans              107,683        10.7%
                                                        ----------     -------

Total                                                   $1,007,065       100.0%
                                                        ==========     =======

Approximately 49.7% of the Company's total Mortgage Loan portfolio are loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

In addition, the majority of the commercial mortgage properties underlying the Company's commercial mortgage loans are located in the New York metropolitan tri-state area. Substantially all of these mortgaged properties were, at the time of their origination, at least 70% occupied by the borrowers or their affiliates. Consequently, these commercial mortgage loans may be subject to greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in the New York metropolitan tri-state areas that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages.

Part I
Item 2. (continued)

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in Other Matters.

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans are funded with the proceeds obtained from repayment of principal balances by individual Mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

OTHER MATTERS

As of September 30, 1996, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

o its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

o that 100% of its revenues qualifies for the 75% source of income test and 100% of its revenues qualifies for the 95% source of income test under the REIT rules.

o none of the revenues during the period ended September 30, 1996 were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its common stock and anticipates meeting the annual distribution requirements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not the subject of any material litigation. None of the Company's, the Advisor's, the Bank's or any of its affiliates are currently involved in nor, to the Company's knowledge is currently threatened with any material litigation with respect to the Mortgage Loans included in the portfolio, other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance.

Part II
Item 6. Exhibits and Current Reports on Form 8-K
No Current Reports on Form 8-K were filed during the third quarter.


                                INDEX TO EXHIBITS
                              SEQUENTIALLY NUMBERED

EXHIBIT NO.                         EXHIBITS
-----------                         --------

  11                             Computation of net income
                                 per share

  12(a)                          Computation of ratio of
                                 earnings to fixed charges

  12(b)                          Computation of ratio of
                                 earnings to fixed charges
                                 and preferred stock dividend
                                 requirements

  27                             Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CHASE PREFERRED CAPITAL CORPORATION
                                            -----------------------------------
                                                       (Registrant)


Date:  November 14, 1996                    By     /s/ Don B. Taggart
                                              ----------------------------------
                                                       Don B. Taggart

                                                   Treasurer and Director