Form 10-K405
period 1996-12-31
CHASE PREFERRED CAPITAL CORP
filed 1997-03-27
CIK 1018450

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                              FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of

                 The Securities Exchange Act of 1934

 For the fiscal year ended                     Commission file
     December 31, 1996                           number 1-12151

                 CHASE PREFERRED CAPITAL CORPORATION
       (Exact name of registrant as specified in its charter)

                DELAWARE                            13-3899576
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)            Identification No.)

     270 Park Avenue, New York, N.Y.                       10017
(Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code: (212) 270-6000

          Securities registered pursuant to Section 12(b) of the Act:


                                            Name of Each Exchange on
           Title of Each Class               which Registered
           -------------------------         ------------------------

8.10% Cumulative Preferred Stock,
 Series A (Par Value --$25 Per Share)   New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Number of Shares of Common Stock outstanding on December 31, 1996:
572,500

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   [X]    No [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All shares of Common Stock were held by The Chase Manhattan Bank at December 31, 1996; therefore, no Common Stock is held by non-affiliates.


     Documents incorporated by reference          Part of Form 10-K
          in this Form 10-K                      which incorporated
------------------------------------------------- -------------------
     None                                               -

FORM 10-K

PART I                                            PAGE
----------                                   ----------
Item 1    Business............................      1
Item 2    Properties..........................      3
Item 3    Legal Proceedings...................      3
Item 4    Submission of Matters to a Vote
of Security Holders...........................      3

Part II
---------
Item 5    Market for Registrant's Common
Equity and Related Stockholder Matters........      3
Item 6    Selected Financial Data.............      5
Item 7    Management's Discussion and Analysis of
Financial Condition and Results of
Operations....................................      6

Item 8    Financial Statements and Supplementary
Data..........................................     11
Item 9    Changes in and Disagreements with
 Accountants on Accounting and Financial
Disclosure....................................     20

Part III
----------
Item 10   Directors and Executive Officers
 of the Corporation...........................     20
Item 11   Executive Compensation..............     21
Item 12   Security Ownership of Certain
Beneficial Owners and Management..............     21
Item 13   Certain Relationships and Related
Transactions..................................     21

Part IV
----------
Item 14   Exhibits, Financial Statement Schedules
 and Reports on Form 8-K......................     22

ITEM 1: BUSINESS

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and created for the purpose of acquiring, holding and managing mortgage assets. The Company is a wholly-owned subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York.

On September 18, 1996, the Company commenced its operations upon consummation of an initial public offering of 22,000,000 shares of the Company's 8.10% Cumulative Preferred Stock, Series A , $25 par value per share (the "Series A Preferred Shares"), and the sale to the Bank of 572,500 shares of the Company's Common Stock, $300 par value per share ("Common Stock"). These offerings raised net capital of $1,103,386,000. All shares of Common Stock are held by the Bank. The Series A Preferred Shares are traded on the New York Stock Exchange.

The Company used the proceeds raised from the public offering of the Series A Preferred Shares and the sale of Common Stock to the Bank to pay expenses incurred during the offering and the formation of the Company and to purchase from the Bank the Company's portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximates their estimated fair values.

The  Company's principal business objective is to acquire,  hold  and
manage   mortgage  loans  that  will  generate   net   income   for
distribution to stockholders. The Company currently  anticipates
that   it  will  maintain  approximately 90% of its mortgage loan portfolio  in residential mortgage loans  and approximately 10% of its portfolio in commercial mortgage loans. Residential mortgage loans consist of Six-Month Prime Rate Adjustable Rate Mortgages ("ARMs"); Six-Month Treasury ARMs; One-Year ARMs; Three-Year, Five-Year, Seven-Year and Ten-Year Fixed Rate Loans with an automatic conversion to One-Year ARMs;
and Fixed Rate Loans.   The commercial mortgage loans consist of Fixed and
Variable Rate loans, a majority of which have balloon payments. The Company currently anticipates that it will continue to acquire all its Mortgage Loans from the Bank, or affiliates of the Bank, as whole loans  secured  by first mortgages or deeds of trust on single-family
(one   to  four-unit)  residential  real  estate  properties  or   on
commercial real estate properties on terms that are substantially identical to those that could be obtained by the Company if such
additional   mortgage  loans  were  purchased  from   third   parties
unaffiliated with the Company. The Company may also from time to time acquire securities that qualify as real estate assets under
Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the "Code") that are rated by at least one nationally independent rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgaged-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

In order to preserve its status as a real estate investment trust ("REIT") under the Code, the Company must distribute annually at least 95% of its "REIT taxable income" (excluding capital gains) to stockholders and meet certain capital ownership and administrative tests as defined by the Code. The Company must also annually satisfy three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (as interest on obligations secured by mortgages on real property, certain "rents from real property" or as gain on the sale or exchange of  such property and certain fees with respect to agreements to make
or   acquire  mortgage  loans),  from  certain  types  of   temporary
investments or certain other types of gross income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments as aforesaid and from dividends, interest, and gain from the sale or other disposition of stock or securities and certain other types of gross income (or from any combination of the foregoing). Third, short-term gain from the sale or other disposition of stock or securities, gain from prohibited transactions, and gain on the sale or other disposition of real
property  held  for  less   than four years (apart  from  involuntary
conversions and sales of foreclosure property) from the date of acquisition must represent less than 30% of the Company's gross income (including gross income from prohibited transactions) for each taxable year. The Company must also satisfy three tests relating to the nature of its assets at the close of each quarter of its taxable year. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year that were purchased with the proceeds of a stock offering or long-term (at least five years) debt
offering   of   the  Company),  cash,  cash  items,  and   government
securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

The Company does not anticipate that it will engage in the business of originating Mortgages Loans and does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage
Loans. As noted above, the Company anticipates that all Mortgage Loans purchased by it, in addition to those in the initial Portfolio, will be purchased from the Bank or affiliates of the Bank.

The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor"). In administering the Company's Mortgage Loans, the Advisor has a high degree of autonomy. The Board of Directors, however, has adopted certain policies to guide the administration of the Company and the Advisor with respect to the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders, including holders of the Series A Preferred Shares.

The Mortgage Loans have been sold to the Company by the Bank on a servicing retained basis. The Bank services the Mortgage Loans pursuant to the terms of the servicing agreements that have been entered into as of September 18, 1996 between the Company and the Bank. (The Bank in its role as servicer under the terms of the servicing agreements is herein referred to as the "Servicer"). The Servicer receives an annual servicing fee with respect to each
Mortgage  Loan  serviced  for  the  Company  which  (i)  equals   the
outstanding   principal   balance  of  residential   mortgage   loans
multiplied by a fee of .25% and (ii) equals the outstanding principal balance of commercial mortgage loans multiplied by a fee ranging from
 .08% to .30%, depending upon the outstanding principal amount of such commercial mortgage loan.

The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans or other investments, (iv) offer securities in exchange for property or (v) make loans to third parties, including, without limitation, officers, directors or other affiliates of the Company. The Company may, under certain circumstances, purchase the Series A Preferred Shares and other shares of its capital stock in the open market or otherwise, provided, however, that the Company will not redeem or repurchase any shares of its Common Stock for so long as any Series A Preferred Shares are outstanding without the approval of a majority of the Independent Directors (as defined in the Certificate of Designation relating to the Series A Preferred Shares). The Company has no present intention of causing the Company to repurchase any shares of its capital stock, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

The Company has no foreign operations.


ITEM 2: PROPERTIES

The Company, a subsidiary of The Chase Manhattan Bank, utilizes space located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by the Bank.


ITEM 3: LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. None of the Company, the Advisor, the Bank or any of its affiliates is currently involved in nor, to the Company's knowledge, currently threatened with any material litigation with respect to the Mortgage
Loans included in the portfolio, which litigation would have a material adverse effect on the business or operations of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company is authorized to issue up to 5,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, $25 par value per share ("Preferred Stock"), of which 22,000,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 572,500 shares of Common Stock outstanding at December 31, 1996 and, accordingly, there is no trading market for the Company's Common
Stock.   In addition, The Chase Manhattan Corporation ("CMC") intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of Series A Preferred Stock, all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share.

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefor, provided that, so long as any shares of Preferred Stock (including the Series A Preferred Shares) are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of the Preferred
Stock, including accumulations in the case of cumulative Preferred Stock, have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been paid or set aside for the holders of all series of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities.

Restrictions on Ownership and Transfer:

The Company's Certificate of Incorporation contains certain restrictions on the number of shares of Common Stock and Preferred Stock that individual stockholders may own. For the Company to qualify as a REIT under the Code, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year (the

"Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Persons Test"). The ownership by the Bank of 100% of the shares of Common Stock of the REIT will not adversely affect the Company's REIT qualification because each stockholder of CMC (the sole stockholder of the Bank) counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of CMC is widely held. Further, the Certificate of Incorporation of the Company contains restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

Subject to certain exceptions specified in the Company's Certificate of Incorporation, no holder of Preferred Stock is permitted to own (including shares deemed to be owned by virtue of the attribution provisions of the Code) more than 9.9% (the "Ownership Limit") of any issued and outstanding class or series of Preferred Stock. The Board of Directors may (but in no event will be required to), upon receipt of a ruling from the IRS or an opinion of counsel satisfactory to it, waive the Ownership Limit with respect to a holder if such holder's ownership will not then or in the future jeopardize the Company's status as a REIT.

The Certificate of Incorporation provides that shares of any class or series of Preferred Stock owned, or deemed to be owned, by or transferred to a stockholder in excess of the Ownership Limit (the "Excess Shares") will automatically be transferred, by operation of law, to a trustee as a trustee of a trust for the exclusive benefit of a charity to be named by the Company as of the day prior to the day the prohibited transfer took place. Any distributions paid prior to the discovery of the prohibited transfer are to be repaid by the original transferee to the Company and by the Company to the trustee; any vote of the shares while the shares were held by the original transferee prior to the Company's discovery thereof shall be void ab initio and the original transferee shall be deemed to have given its proxy to the trustee. Any unpaid distributions with respect to the original transferee will be rescinded as void ab initio. In liquidation, the original transferee stockholder's ratable share of the Company's assets would be limited to the price paid by the original transferee for the Excess Shares or, if no value was given, the price per share equal to the closing market price on the date of the purported transfer. The trustee of the trust shall promptly sell the shares to any person whose ownership is not prohibited, whereupon the interest of the trust shall terminate. Proceeds of the sale shall be paid to the original transferee up to its purchase price (or, if the original transferee did not purchase the shares, the value on its date of acquisition) and any remaining proceeds shall be paid to a charity to be named by the Company.

The constructive ownership rules of the Code are complex and may cause Preferred Stock owned, directly or indirectly, by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.9% of a class or series of issued and outstanding Preferred Stock (or the acquisition of an interest in an entity that owns shares of such series of Preferred Stock) by an individual or entity could cause that individual or entity (or another individual or entity) to own constructively in excess of 9.9% of such class or series of Preferred Stock, and thus subject such stock to the Ownership Limit. Direct or constructive ownership in excess of the Ownership Limit would cause ownership of the shares in excess of the limit to be transferred to the trustee.

All certificates representing shares of Preferred Stock, including the Series A Preferred Shares, do or will bear a legend referring to the restrictions described above. The Ownership Limit provisions will not be automatically removed even if sections 856 through 860 of the Code and the applicable Treasury regulations are changed so as to eliminate any ownership concentration limitation or if the ownership concentration limitation is increased. The Certificate of Incorporation may not be amended to alter, change, repeal or amend any of the Ownership Limit provisions without the prior approval of a majority of the Independent Directors.

The Certificate of Incorporation requires that any person who beneficially owns 1% (or such lower percentage as may be required by the Code or the Treasury Regulations) of the outstanding shares of any class or series of Preferred Stock of the Company must provide certain information to the Company within 30 days of June 30 and December 31 of each year. In addition, each stockholder shall upon demand be required to disclose to the Company in writing such information as the Company may request in order to determine the effect, if any, of such stockholder's actual and constructive ownership on the Company's status as a REIT and to ensure compliance with the Ownership Limit.
                               -4-

ITEM 6: SELECTED FINANCIAL DATA


                           FINANCIAL DATA
As of December 31, 1996 and for the Period from Inception (September
                              18, 1996)
                      through December 31, 1996
           (in thousands, except per share and yield data)

INCOME STATEMENT:
Interest income                                              $22,830

Net interest income                                           22,156

Net income                                                    22,085

Average number of common shares outstanding                  572,500

Net income applicable to common shares                         9,339

Income per common share                                        16.31

BALANCE SHEET:

Mortgage loans                                            $1,059,981

Total assets                                               1,113,398

Preferred shares outstanding                             550,000,000

Total stockholder's equity                                 1,112,726

OTHER DATA:

Dividends paid on preferred shares                        12,746,360

Number of preferred shares outstanding                    22,000,000

Number of common shares outstanding                          572,500

Average yield on mortgage loans                                 7.4%














ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW


The principal business of the Company is to acquire, hold and manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from the Bank or affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one to four-unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the
"Code") that are rated by at least one nationally independent rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities").
Mortgage loans underlying the Mortgaged-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

On  September 18, 1996, the Company commenced its operations upon the initial  public offering of 22,000,000 shares of the Company's  8.10%
Cumulative  Preferred  Stock,  Series  A  (the  "Series  A  Preferred
Shares"), and the sale to the Bank of 572,500 shares of the Company's
Common  Stock, $300  par value "Common Stock". These offerings raised net capital of $1,103,386,000. All shares of Common Stock are held by the  Bank.  The Series A Preferred Shares are traded on the New  York
Stock Exchange.

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank is the sole holder of the Common
Stock of the Company and administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank also services the Company's Mortgage Loans in its role as Servicer under each of the Servicing Agreements.

The Bank and its affiliates may have interests that are not identical to  those  of  the Company. Consequently, conflicts of  interest  may arise  with  respect  to transactions, including without  limitation,
future   acquisitions  of  Mortgage  Loans  from  the  Bank  or   its
affiliates; servicing of Mortgage Loans, particularly with respect to
Mortgage Loans that become classified or placed in nonaccrual  status or  which  have  been,  more than once during  the  preceding  twelve months,  more  than 30 days past due in the payment of principal  and
interest;  future  dispositions  of  Mortgage  Loans  to  The   Chase
Manhattan Corporation ("CMC") or any of its nonbank subsidiaries; and
the   modification  of  the  Advisory  Agreement  or  the   Servicing
Agreement.

It is the intention of the Company, CMC and the Bank that any agreements and transactions between the Company, on the one hand, and CMC, the Bank or their affiliates, on the other hand, are fair to all parties and consistent with market terms, including the price paid and received for Mortgage Loans, including those in the initial portfolio, on their acquisition or disposition by the Company or in connection with the servicing of such Mortgage Loans. The requirement in the Certificate of Designation establishing the Series A Preferred
Shares that certain actions of the Company be approved by a majority of the Independent Directors (as defined in the Certificate of Designation) is also intended to ensure fair dealing between the Company and CMC, the Bank and their respective affiliates. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

RESULTS OF OPERATIONS

The   Company   reported   net  interest  income   of   approximately
$22,156,000. Interest income from residential and commercial mortgage loans  was  $19,337,000 and $2,782,000, respectively, representing  a total  average  yield of 7.4%. After deduction of approximately
$71,000  in  advisory  fees,  the  Company  reported  net  income  of approximately $22,085,000.

The Company paid $12,746,360 in Preferred Stock dividends and reported net income per common share of $16.31 for the period from inception (September 18, 1996) through December 31, 1996.



MORTGAGE LOANS

As  of December 31, 1996, the Company had $1,059,981,000 invested  in
Mortgage Loans. This amount represents (i) the principal amount of mortgage loans purchased on September 18, 1996; (ii) the principal amount of mortgage loans purchased on November 18, 1996 with the remaining proceeds received from the initial public offering of the Series A Preferred Shares, less (iii) collections of the principal amount of loans in the portfolio. All Mortgage Loans were purchased from the Bank or its affiliates.

The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets as of December 31, 1996 (in thousands):

Interest-Earning Asset Mix
  (in thousands)
                                                 Amount      Percent
Residential mortgage loans                         $958,411   90%
Commercial mortgage loans                           101,570   10%

Total interest-earning assets                    $1,059,981  100%

At December 31, 1996, there were $236,012 of nonaccruing residential mortgage loans and no nonaccruing commercial loans. Nonaccruing loans represent .02% of the total loan portfolio.

There have been no sales of past due loans to any affliliate or unrelated third parties.

The Company expects that each Mortgage Loan acquired from the Bank or one of its affiliates in the future will be a whole loan, will represent a first lien position and will be originated by the Bank or such affiliate in the ordinary course of its real estate lending activities based on the underwriting standards generally applied (at the time of origination) for its own account by the Bank or the affiliate of the Bank which originated the Mortgage Loan. The Company also expects that all Mortgage Loans held by the Company will be serviced pursuant to the Servicing Agreements, which require servicing in conformity with accepted secondary market standards, with any servicing guidelines promulgated by the Company and, in the case of residential mortgage loans, with FNMA and FHLMC guidelines and procedures.

Currently, the Company has a policy not to acquire any commercial mortgage loan that constitutes more than 5% of the total book value of the mortgage assets of the Company at the time of its acquisition. In addition, the Company's current policy prohibits the acquisition of any mortgage loan or any interest in a mortgage loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities) which mortgage loan (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status, or (c) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest.

The Company may choose, at any time subsequent to its acquisition of any mortgage loan, to require the Servicer of the mortgage loan to dispose of any mortgage loan, for any reason, including as a result of such mortgage loan becoming classified or being placed in nonaccrual status or having been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. The Bank has indicated to the Company that it will not purchase any mortgage loan of the Company that the Company chooses to dispose of for the foregoing reasons; accordingly, the Company currently anticipates that any such mortgage loan would be sold at its then current fair value by the Company only to CMC, a nonbank subsidiary of CMC or an unrelated third party.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for credit losses as of December 31, 1996 to be adequate.

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

The accompanying table reflects the activity in the Company's allowance for credit losses for the period from inception (September 18, 1996) through December 31, 1996.

Allowance for loan losses
    (in thousands)
Total allowance at beginning of period                      $    -
Acquired allowance                                           3,150
Provision for losses                                             -
Charge-offs                                                      -
Recoveries                                                       -

 Total allowance at end of year                              $3,150


At December 31, 1996, the Company's allowance for credit losses as a percentage of total loans was .30%.


INTEREST RATE RISK

The Company's income consists primarily of interest payments on Mortgage Loans. Currently, the Company does not use any derivative products to manage its interest rate risk. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Mortgage Loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.


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

The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of December 31, 1996:

Loans
 (in thousands)                              Amount     Percent
Residential Mortgage Loans:

California                                   $507,552    47.88%
Florida                                        60,462     5.70%
Other States (no State has more than 4%)      390,397    36.83%

       Total Residential Mortgage Loans       958,411    90.41%

Commercial Mortgage Loans:

New York Metropolitan Tri-State Area           97,159     9.17%
Other States (no State has more than 3%)        4,411      .42%

       Total Commercial Mortgage Loans        101,570     9.59%

Total                                      $1,059,981    100.00%

Approximately 47.88% of the Company's total Mortgage Loan portfolio are loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

In addition, the majority of the commercial mortgage properties underlying the Company's commercial mortgage loans are located in the New York metropolitan tri-state area. Substantially all of these mortgaged properties were, at the time of their origination, at least 70% occupied by the borrowers or their affiliates. Consequently, these commercial mortgage loans may be subject to greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in the New York metropolitan tri-state area that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in Other Matters.

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow
(after  consideration  of  provisions  of  the  Code  requiring   the
distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur. Notwithstanding the foregoing, the Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money other than debt not in excess of 20% of the aggregate amount of net proceeds received in connection with the issuance of all outstanding Preferred Stock and Common Stock of the Company. Any such debt incurred may include intercompany advances made by the Bank to the Company.

The Company may also issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares without the consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding at that time, including the Series A Preferred Shares, and the Company may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without the approval of a majority of the Company's Independent Directors.

OTHER MATTERS

As of December 31, 1996, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

o its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.
o that 97% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.
o none of the revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 1996 annual distribution and administrative requirements.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Report of Independent Accountants



To the Board of Directors and
Stockholders of Chase Preferred Capital Corporation

In our opinion, the accompanying balance sheet and the related statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chase Preferred Capital Corporation (the "Company") at December 31, 1996, and the results of its operations and its cash flows for the period from inception (September 18, 1996) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

New York, New York
March 24, 1997

                 CHASE PREFERRED CAPITAL CORPORATION
                            BALANCE SHEET
                        at December 31, 1996
                  (in thousands, except share data)

ASSETS:
Residential Mortgage Loans                       $  958,411

Commercial Mortgage Loans                           101,570
                                                  ----------
                                                  1,059,981

Less: allowance for loan losses                      (3,150)
                                                  -----------
                                                   1,056,831

Cash                                                  31,091

Due from affiliates
                                                      18,743

Accrued interest receivable                            6,733
                                                  -----------
    TOTAL ASSETS                                  $1,113,398

LIABILITIES:

Accounts payable                                  $      430
Due to affiliates                                        242
                                                  -----------
TOTAL LIABILITIES                                        672

STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per share;
 50,000,000 shares authorized, 22,000,000 shares
 issued and outstanding                              550,000

Common stock, par value $300 per share;
 5,000,000 shares authorized, 572,500 shares
 issued and outstanding                              171,750
Additional paid in capital                           381,637
Retained earnings *                                    9,339
                                                  ------------
    TOTAL STOCKHOLDERS' EQUITY                     1,112,726
                                                  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,113,398

* No retained earnings related to property sales.



   The Notes to Financial Statements are an integral part of these
                             Statements.

                 CHASE PREFERRED CAPITAL CORPORATION
                         STATEMENT OF INCOME
         For the Period from Inception (September 18, 1996)
                      through December 31, 1996
                (in thousands, except per share data)

INTEREST INCOME:


Residential mortgage loans                           $19,337
Commercial mortgage loans                              2,782
Interest on overnight deposits                           711
                                                     --------
                                                      22,830
          Less: servicing fees                          (674)
                                                     ---------
   Net Interest Income                                22,156

NONINTEREST EXPENSE:


Advisory Fees                                             71
                                                     ---------
 NET INCOME                                          $22,085
                                                     ---------
NET INCOME APPLICABLE TO COMMON SHARES               $ 9,339
                                                     ---------
NET INCOME PER COMMON SHARE                          $16.31












   The Notes to Financial Statements are an integral part of these
                             Statements.

                 CHASE PREFERRED CAPITAL CORPORATION
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         For the Period from Inception (September 18, 1996)
                      through December 31, 1996
                           (in thousands)

PREFERRED STOCK:
Initial public offering on September 18, 1996            $   550,000
                                                         -----------
Balance at end of year                                   $   550,000

COMMON STOCK:
Shares issued at incorporation (June 28, 1996)           $         1
Issuance of common stock on September 18, 1996               171,749
                                                          -----------
Balance at end of year                                   $   171,750

ADDITIONAL PAID IN CAPITAL:
Shares issued at incorporation (June 28, 1996)           $         -
Issuance of common stock on September 18, 1996               381,637
                                                          -----------
Balance at end of year                                   $   381,637

RETAINED EARNINGS:
Net Income                                               $    22,085
Preferred dividends                                          (12,746)
                                                           -----------
Balance at end of year                                   $     9,339
                                                           -----------
TOTAL STOCKHOLDERS' EQUITY                               $ 1,112,726





















   The Notes to Financial Statements are an integral part of these
                             Statements.

                 CHASE PREFERRED CAPITAL CORPORATION
                       STATEMENT OF CASH FLOWS
         For the Period from Inception (September 18, 1996)
                      through December 31, 1996
                           (in thousands)

OPERATING ACTIVITIES:
Net income                                                 $22,085

Adjustments to reconcile net income to net cash
provided by operating activities:
   Net change in:
          Due from affiliates                              (18,743)
          Accrued interest receivable                       (2,741)
          Accounts payable                                     430
          Due to affiliates                                    242
                                                           --------
Net cash provided by operating activities                    1,273

INVESTING ACTIVITIES:


Purchase of mortgage loans                              (1,119,254)
Principal payments received                                 62,423
Purchase of accrued interest receivable                     (3,992)
                                                         ----------
Net cash used by investing activities                   (1,060,823)

FINANCING ACTIVITIES:

Proceeds from common stock issued                          572,499
Proceeds from preferred stock issued                       550,000
Offering costs                                             (19,113)
Dividends paid                                             (12,746)
                                                          ---------
Net cash provided by financing activities                1,090,640

NET INCREASE IN CASH                                        31,090
CASH AT BEGINNING OF PERIOD                                      1
                                                           --------
CASH AT END OF YEAR                                   $     31,091







   The Notes to Financial Statements are an integral part of these
                             Statements.

                      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and created for the purpose of acquiring, holding and managing real estate assets. The Company is a wholly-owned subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York.

On September 18, 1996, the Company commenced its operations upon consummation of an initial public offering of 22,000,000 shares of the Company's 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), and the sale to the Bank of 572,500 shares of the Company's Common Stock, $300 par value per share ("Common Stock"). These offerings raised net capital of $1,103,386,000. All shares of Common Stock are held by the Bank. The Series A Preferred Shares are traded on the New York Stock Exchange.

The Company used the proceeds raised from the public offering of the Series A Preferred Shares and the sale of Common Stock to the Bank to pay expenses incurred during the offering and the formation of the Company and to purchase from the Bank the Company's portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximates their estimated fair values.

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mortgage Loans:

Mortgage loans are carried at the principal amount outstanding, net of deferred loan fees and direct origination costs. Loans held for sale are carried at the lower of aggregate cost or fair value. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Mortgage loans acquired from the Bank or its affiliates are recorded at the Bank's historical cost basis in the accompanying balance sheet. Any difference between the amount paid and the Bank's historical cost basis is treated as an adjustment to additional paid in capital.

Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on a nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees and costs are suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent of cash receipts. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

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

Allowance for loan losses:

The allowance for loan losses provides for risk of losses inherent in the credit extension process. The allowance is a general allowance and is based on a periodic review and analysis of the portfolio, which is comprised of residential and commercial mortgage loans. The periodic analysis includes consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions and market conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part.

Cash and Cash Equivalents:

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 1996, the Company's cash and cash equivalent (overnight deposits) were held in custody at the Bank.

Offering Costs:

Costs incurred in connection with the raising of capital through the sale of preferred stock were charged against shareholders' equity upon the issuance of shares to shareholders.

Dividends:

Preferred Stock. Dividends on the Series A Preferred Shares are cumulative from issuance (September 18, 1996) and are payable quarterly on the last day of March, June, September and December at a rate of 8.10% per annum of the initial liquidation preference ($25.00 per share).

Common Stock. Shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available after all preferred dividends have been paid.

Net Income Per Common Share:

Net income per share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding.

Income Taxes:

The Company has elected to be treated as a Real Estate Investment Trust ("REIT") pursuant to provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income tax on its taxable income to the extent it distributes at least 95% of its taxable income to its shareholders and it meets certain other requirements as defined in the Code. The Company intends to maintain its qualification as a REIT for federal income tax purposes. The Company intends to make qualifying dividends (for federal income tax purposes) of all of its taxable income to its Common and Preferred Stock shareholders, a portion of which may be in the form of "consent" dividends, as defined under the Code. As a result, the Company has made no provision for income taxes in the accompanying financial statements.


NOTE 3 - MORTGAGE LOANS

Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of Six-Month Prime Rate Adjustable Rate Mortgages ("ARMs"); Six-Month Treasury ARMs; One-Year ARMs; Three-Year, Five-Year, Seven-Year and Ten-Year Fixed Rate Loans with an automatic conversion to One-Year ARMs; and Fixed Rate Loans. The commercial mortgage loans consist of Fixed and Variable Rate loans, a majority of which have balloon payments.

The following represents the Mortgage Loan portfolio before allowance for credit losses as of December 31, 1996 (in thousands):

    Residential mortgage loans          $   958,411
    Commercial mortgage loans               101,570

     Total portfolio                    $ 1,059,981

Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property located in their respective jurisdictions.

NOTE 4 - DIVIDENDS

For the period from inception (September 18, 1996) through December 31, 1996, the Company paid dividends on the Series A Preferred Shares in the amount of $12,746,360.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $250,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 18, 1996 and automatically renews for an additional five years unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement.

The Company also entered into two servicing agreements with the Bank for the servicing of the commercial and residential mortgage loans. Pursuant to each servicing agreement, the servicer performs the actual servicing of the Mortgage Loans held by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause with at least thirty days notice to the servicer. The servicing fee is 0.25% of the outstanding principal balance for the residential mortgage loans and ranges from 0.08% - 0.30% of the outstanding principal balances for the commercial mortgage loans depending upon the outstanding principal amount.

The Bank has entered into sub-servicing agreements ("Sub-Agreements") with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase Manhattan Bank USA, N.A., an indirect wholly-owned subsidiary of The Chase Manhattan Corporation.

Advisory fees and servicing fees incurred for the period from inception (September 18, 1996) through December 31, 1996 totaled approximately $745,000.

In its capacity as sub-servicer, CMMC owes the Company $18,743,000, primarily consisting of mortgage loan payments received on behalf of the Company. Pursuant to the terms of the servicing and subservicing agreements, the Company receives mortgage loan payments collected by the servicer (and sub-servicer) in the month immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits amounted to approximately $711,000 for the period from inception (September 18, 1996) through December 31, 1996.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, entitled "Disclo-sures About Fair Value of Financial Instruments" ("SFAS 107"), requires the Company to disclose fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists. The calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values.

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

Loans:

Loans were valued using methodologies suitable for each loan type. Certain of these methodologies and the key assumptions made are discussed below.

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

The book value and fair value of Mortgage Loans at December 31, 1996 are as follows (in thousands):

                                        Book Value     Fair Value
Residential Mortgage Loans                $958,411     $954,186
Commercial Mortgage Loans                  101,570      101,433

Assets and liabilities in which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, due from affiliates, accrued interest receivable, accounts payable, due to affiliates and dividends payable, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION


Richard J. Boyle         53   Director. Retired as Vice Chairman of
the Board of The Chase Manhattan Corporation ("Old Chase") and The Chase Manhattan Bank, N.A. upon consummation of the merger of Old Chase into Chemical Banking Corporation on March 31, 1996. Mr. Boyle served in such positions since 1987.

Deborah L. Duncan        41   President and Director. An Executive
Vice President of CMC and the Bank, treasurer of CMC and a member of CMC's Policy Council. Prior to the merger of Old Chase into Chemical Banking Corporation, Ms. Duncan was co-head of Old Chase's Global Markets business, with responsibility for trading activities worldwide. Ms. Duncan joined Old Chase's Corporate Controllers unit in 1979 and served in various positions at Old Chase, including Corporate treasurer, Western Hemisphere treasurer, treasurer of Individual Banking,treasurer of Chase Tokyo, manager of Derivative Products-Asia, Asian treasury coordinator and financial analyst for the Europe area and the Asia area.

Thomas Jacob        58   Director.  The Chairman and Chief Executive
Officer of Chase Manhattan Mortgage Corporation, the mortgage subsidiary of CMC. Mr. Jacob is also the Chairman of Chase Manhattan Bank USA, N.A., and a director of Chase Insurance Agency, Inc. For the six years prior to the merger of Old Chase and Chemical Banking Corporation, Mr. Jacob was the executive responsible for the residential retail mortgage business of Chemical Banking Corporation.

William C. Langley       58   Director.  Retired as an Executive Vice
President and Chief Credit and Risk Policy Officer of Chemical Banking Corporation and Chemical Bank, effective July 31, 1996.
Prior to becoming an Executive Vice President of Chemical Banking Corporation and Chemical Bank in 1991, Mr. Langley had served as an Executive Vice President since 1983, and the Chief Credit Officer since 1990 of Manufacturers Hanover Corporation. Mr. Langley is a director of Robert Morris Associates, Morrison Knudsen Corp. and Seven-Up/RC Bottling Company of Southern California, Inc.

Neila B. Radin      43   Secretary.  A Senior Vice President and
Associate General Counsel of the Bank. Ms. Radin joined the Bank in 1987 and has been a member of its legal department since 1988.

Robert S. Strong         47   Chairman and Director.  An Executive
Vice President and the Chief Credit Officer of CMC and the Bank and a member of CMC's policy council. Mr. Strong joined Old Chase in 1971 and served in various positions at Old Chase, including as executive in charge of the Global Portfolio Management Group, the Real Estate Finance Group, the Transportation and Defense Group, the Diversified Industries Group and the Public Utilities Group.

Don B. Taggart      49   Treasurer and Director.  A Senior Vice
President of CMC and the Bank. Mr. Taggart joined Old Chase in 1989. Immediately prior to the merger of Old Chase into Chemical Banking Corporation, Mr. Taggart was responsible for funding/liquidity, short-term interest rate risk management and world-wide Treasury relationships and products at Old Chase.

Peter J. Tobin      52   Director.  Chief Financial Officer of CMC
and the Bank. As a member of CMC's Policy Council, Mr. Tobin has responsibility for corporate treasury, controllership, corporate taxes, financial management information systems, insurance, planning and investor relations. Prior to the merger of Old Chase into Chemical Banking Corporation, Mr. Tobin held the same positions at Chemical Banking Corporation and Chemical Bank, and had similar responsibilities at Manufacturers Hanover Corporation before its merger with Chemical Banking Corporation on December 31, 1991. Mr. Tobin is a director of The CIT Group Holdings, Inc.

ITEM 11:  EXECUTIVE COMPENSATION

The Company does not pay any compensation to its officers or employees or to directors who are not Independent Directors. The Company intends to pay the Independent Directors of the Company (Messrs. Boyle and Langley) fees for their services as directors. The Independent Directors will receive annual compensation of $10,000 plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

None.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

No Current Reports on Form 8-K were filed during the fourth quarter of 1996.

                          INDEX TO EXHIBITS


EXHIBIT NO.         EXHIBITS

3(a) (i)          Form of Amended and Restated Certificate of
Incorporation of the Company (Incorporated by reference to Exhibit 3(a) (iii) to the Registration Statement on Form S-11 (File No. 333-08001) of Chase Preferred Capital Corporation).

3(a) (ii)         Form of Certificate of Designation establishing the
Series A Preferred Shares (Incorporated by reference to Exhibit 3(a)
(ii) to the Registration Statement on Form S-11 (File No. 333-08001) of Chase Preferred Capital Corporation).

3(b)              Form of Amended and Restated By-laws of the Company
(Incorporated by reference to Exhibit 3(b)(ii) to the Registration Statement on Form S-11 (File No. 333-08001) of Chase Preferred
Capital Corporation).

4                 Specimen of certificate representing Series A
Preferred Shares (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-11 (File No. 333-08001 of Chase
Preferred Capital Corporation).

10(a)             Form of Residential Mortgage Loan Purchase and
Warranties Agreement between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10(a) to the Registration
Statement on Form S-11 (File No. 333-08001) of Chase Preferred
Capital Corporation).

10(b)             Form of Commercial Mortgage Loan Purchase and
Warranties Agreement between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10(b) to the Registration
Statement on Form S-11 (File No. 333-08001) of Chase Preferred
Capital Corporation).

10(c)             Form of Residential Mortgage Loan Servicing
Agreement between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-11 (File No. 333-08001) of Chase Preferred Capital Corporation).

10(d)             Form of Commercial Mortgage Loan Servicing
Agreement between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10(d) to the Registration Statement on Form S-11 (File No. 333-08001) of Chase Preferred Capital Corporation).

10(e)             Form of Advisory Agreement between the Company and
The Chase Manhattan Bank (Incorporated by reference to Exhibit 10(e) to The Registration Statement on Form S-11 (File No. 333-08001) of Chase Preferred Capital Corporation).

11               Computation of net income per share

12(a)            Computation of ratio of earnings to fixed charges

12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

27                             Financial Data Schedule

                             SIGNATURES



  Pursuant to the requirements of the section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  CHASE PREFERRED CAPITAL CORPORATION
  (Registrant)



  Date: March 27, 1997                 By   /s/ Deborah L. Duncan
                                            ----------------------
                                            Deborah L. Duncan
                                           President and Director




  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signatuture            Title                     Date

/s/ Robert S. Strong     Chairman and Director       March 27, 1997
------------------------
Robert S. Strong        (Principal Executive Officer)

/s/ Deborah L. Duncan    President and Director      March 27, 1997
------------------------
Deborah L. Duncan


/s/ Don B. Taggart       Treasurer and Director      March 27, 1997
-------------------------
Don B. Taggart          (Principal financial and accounting officer)

/s/ Richard J. Boyle       Director                  March 27, 1997
-------------------------
Richard J. Boyle

/s/ Thomas Jacob           Director                  March 27, 1997
-------------------------
Thomas Jacob

/s/ William C. Langley     Director                  March 27, 1997
-------------------------
William C. Langley

/s/ Peter J. Tobin         Director                  March 27, 1997
------------------------
Peter J. Tobin


  146281