Form 10-Q
period 1997-03-31
CHASE PREFERRED CAPITAL CORP
filed 1997-05-15
CIK 1018450

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended: March 31, 1997     Commission file number:  1-12151



                         CHASE PREFERRED CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)




                   Delaware                           13-3899576
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)



    270 Park Avenue, New York, New York                  10017
   (Address of principal executive offices)           (Zip Code)



  Registrant's telephone number, including area code  (212) 270-6000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                            Yes {X}    No { }


                         Common Stock, $300 Par Value
                                   572,500

Number of shares outstanding of each of the issuer's classes of common stock on March 31, 1997.

                           FORM 10-Q INDEX
Part I                                                        Page
Item 1.  Financial Statements - Chase Preferred
                                Capital Corporation:

            Balance Sheet at March 31, 1997 and
              December 31, 1996.                              3

            Statement of Income for the Quarter
              Ended March 31, 1997.                           4

            Statement of Changes in Stockholders'
              Equity for the Quarter Ended March 31, 1997.    5

            Statement of Cash Flows for the
              Quarter Ended March 31, 1997.                   6

         Notes to Financial Statements.                       7-8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                        9-13


Part II

Item 1.  Legal Proceedings                                    14

Item 6.  Exhibits and Current Reports on Form 8-K.            15-18


Part I
Item 1.

                 CHASE PREFERRED CAPITAL CORPORATION
                            BALANCE SHEET
                            (in thousands)
ASSETS:                                     3/31/97      12/31/96
Residential mortgage loans              $   993,910    $  958,411
Commercial mortgage loans                   104,042       101,570
                                         ----------    ----------
                                          1,097,952     1,059,981
   Less: allowance for loan losses           (3,305)       (3,150)
                                         ----------     ---------
                                          1,094,647     1,056,831

Cash                                          9,153        31,091
Due from affiliates                          14,041        18,743
Accrued interest receivable                   6,909         6,733
                                          ---------      --------
    TOTAL ASSETS                        $ 1,124,750   $ 1,113,398


LIABILITIES:
Accounts payable                            $   403       $   430
 Due to affiliates                            2,834           242
                                              -----           ---
      TOTAL LIABILITIES                       3,237           672

STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per
   share; 50,000,000 shares authorized,
   22,000,000 issued and outstanding        550,000       550,000
Common stock, par value $300 per
   share; 5,000,000 shares authorized,
   572,500 shares issued and outstanding    171,750       171,750
Additional paid in capital                  381,637       381,637
Retained earnings                            18,126         9,339
                                           --------      --------
      TOTAL STOCKHOLDERS' EQUITY          1,121,513     1,112,726

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $ 1,124,750   $ 1,113,398






 The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                  CHASE PREFERRED CAPITAL CORPORATION
                          STATEMENT OF INCOME
                 For the Quarter Ended March 31, 1997
                 (in thousands, except per share data)

INTEREST INCOME:
Residential mortgage loans                               $ 17,666
Commercial mortgage loans                                   2,386
Interest on overnight investments                             689
                                                           ------
                                                           20,741

        Less: servicing fees                                 (665)
                                                          -------
     Net interest income                                   20,076




NONINTEREST EXPENSE:

Advisory fees                                                  62

Other administrative expenses                                  90
                                                             ----
     Total noninterest expense                                152
                                                             ----
NET INCOME                                                $19,924
                                                         --------
NET INCOME APPLICABLE TO COMMON SHARES                     $8,787

NET INCOME PER COMMON SHARE                               $ 15.35









 The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)



                       CHASE PREFERRED CAPITAL CORPORATION
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Quarter Ended March 31, 1997
                               (in thousands)

PREFERRED STOCK:
Balance at beginning of year                               $ 550,000

Balance at end of quarter                                  $ 550,000


COMMON STOCK:

Balance at beginning of year                               $ 171,750

Balance at end of quarter                                  $ 171,750


ADDITIONAL PAID IN CAPITAL:

Balance at beginning of year                               $ 381,637

Balance at end of quarter                                  $ 381,637

RETAINED EARNINGS:

Balance at beginning of year                               $   9,339

Net Income                                                    19,924

Preferred dividends                                          (11,137)
                                                           ----------
Balance at end of quarter                                  $  18,126


TOTAL STOCKHOLDERS' EQUITY                               $ 1,121,513










 The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)



                 CHASE PREFERRED CAPITAL CORPORATION
                       STATEMENT OF CASH FLOWS
                 For the Quarter Ended March 31, 1997
                            (in thousands)

OPERATING ACTIVITIES:
Net income                                                  $ 19,924

Adjustments to reconcile net income to net cash provided by operating activities:

  Net change In:
     Due from affiliates                                       4,702
     Accrued interest receivable                                 237
     Accounts payable                                            (27)
     Due to affiliates                                         2,592

Net cash provided by operating activities                     27,428

INVESTING ACTIVITIES:

Purchase of net mortgage loans                               (74,693)
Principal payments received                                   36,877
Purchase of accrued interest receivable                         (413)
                                                            ---------
Net cash used by investing activities                        (38,229)
                                                            ---------

FINANCING ACTIVITIES:

Dividends paid                                               (11,137)

Net cash provided by financing activities                    (11,137)

NET INCREASE/(DECREASE) IN CASH                              (21,938)

CASH AT BEGINNING OF PERIOD                                   31,091

CASH AT MARCH 31, 1997                                       $ 9,153





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

On September 18, 1996, the Company commenced its operations upon consummation of an initial public offering of 22,000,000 shares of the Company's 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), and the sale to the Bank of 572,500 shares of the Company's Common Stock, $300 par value per share (the "Common Stock"). These offerings raised net capital of $1,103,386,000. All shares of Common Stock are held by the Bank. The Series A Preferred Shares are traded on the New York Stock Exchange.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to pay expenses incurred during the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximated their estimated fair values.

The unaudited financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included.

For further discussion of the Company's accounting policies, reference is made to Note Two of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report").

NOTE 2 - RELATED PARTY TRANSACTIONS

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

Advisory fees and servicing fees for the quarter ended March 31, 1997 totaled approximately $727,000.

Part I
Item 1. (Continued)


In its capacity as Sub-Servicer, CMMC owes the Company approximately $14,041,000, primarily consisting of mortgage loan payments received on behalf of the Company. Pursuant to the terms of the servicing and subservicing agreements, the Company receives mortgage loan payments collected by the Servicer (and sub-servicer) in the month immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits amounted to approximately $689,000 for the quarter ended March 31, 1997.


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For further discussion on the methodology for determining the fair value of the Mortgage Loans, reference is made to Note Six of the Company's 1996 Annual Report.

Loans:

The book value and fair value of Mortgage Loans at March 31, 1997 are as follows (in thousands):

                              Book Value     Fair Value
Residential Mortgage Loans    $ 993,910       $ 991,325
Commercial Mortgage Loans       104,042         103,226

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

Part I
Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    CHASE PREFERRED CAPITAL CORPORATION
                            FINANCIAL HIGHLIGHTS
                    For the Quarter Ended March 31, 1997
           (in thousands, except per share, unit and ratio data)

INCOME STATEMENT:
Interest income                                         $  20,741

Net interest income                                        20,076

Net income                                                 19,924

Average number of common shares outstanding               572,500

Net income applicable to common shares                      8,787

Income per common share                                  $  15.35


BALANCE SHEET:

Mortgage loans                                       $  1,097,952

Total assets                                            1,124,750

Preferred stock outstanding                               550,000

Total stockholders' equity                           $  1,121,513


OTHER DATA:

Dividends paid on preferred shares                       $ 11,137

Number of preferred shares outstanding                 22,000,000

Number of common shares outstanding                       572,500

Average yield on  mortgage loans                              7.6%


Part I
Item 2. (continued)

OVERVIEW


The  principal  business  of  the Company is  to  acquire,  hold  and  manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York, or from affiliates of the Bank as whole loans secured  by first mortgages or deeds of trust on single-family (one to  four-
unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the "Code") that are rated by at least one nationally independent rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgaged-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

On September 18, 1996, the Company commenced its operations upon the initial public offering of 22,000,000 shares of the Company's 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), and the sale to the Bank of 572,500 shares of the Company's Common Stock, $300 par value per share (the "Common Stock"). These offerings raised net capital of $1,103,386,000. All shares of Common Stock are held by the Bank. The Series A Preferred Shares are traded on the New York Stock Exchange.

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank also services the Company's Mortgage Loans in its role as Servicer under each of the Servicing Agreements.

The Bank and its affiliates may have interests which are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of Mortgage Loans from the Bank or its affiliates; servicing of Mortgage Loans, particularly with respect to Mortgage Loans that become classified or placed in nonaccrual status or which have been, more than once during the preceding twelve months, more than 30 days past due in the payment of principal and interest; future dispositions of Mortgage Loans to The Chase Manhattan Corporation ("CMC") or any of its nonbank subsidiaries; and the modification of the Advisory Agreement or the Servicing Agreements.

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

RESULTS OF OPERATIONS
The Company reported net interest income of approximately $20,076,000. Interest income from residential and commercial mortgage loans was $17,666,000 and $2,386,000, respectively, representing a total average yield of 7.6%. After a deduction of approximately $62,000 and $90,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $19,924,000.

The Company paid $11,137,500 in Preferred Stock dividends and reported net income per common share of $15.35 for the quarter ended March 31, 1997. As of this date, all dividend payments on Series A Preferred Shares are current.

Part I
Item 2. (continued)


MORTGAGE LOANS

Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of Six-Month Prime Rate Adjustable Rate Mortgages ("ARMs"); Six-Month Treasury ARMs; One-Year ARMs; Three-Year, Five-Year, Seven-Year and Ten-Year Fixed Rate Loans with an automatic conversion to One-Year ARMs; and Fixed Rate Loans. The commercial mortgage loans consist of Fixed and Variable Rate loans, a majority of which have balloon payments. Reinvestments in Mortgage Loans have been and will continue to be consistent in maintaining an approximate 90% and 10% ratio between residential and commercial mortgage loans, respectively. All Mortgage Loans were purchased from the Bank or its affiliates. Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property located in their respective jurisdictions.

For the quarter ended March 31, 1997, the Company purchased Mortgage Loans having an outstanding principal balance of $74,848,000 from the Bank. In addition, the Company received $36,877,000 of principal payments on the entire portfolio from the Servicer (and sub-servicer).

The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:

Interest-Earning Asset Mix     At March 31, 1997   At December 31, 1996
    (in thousands)
                                Amount     Percent     Amount   Percent
Residential mortgage loans      $   993,910  90.5%     $ 958,411  90.4%
Commercial mortgage loans           104,042   9.5%       101,570   9.6%
Total interest-earning assets   $ 1,097,952   100%   $ 1,059,981   100%

For further discussion on the Company's acquisition and disposition policies for Mortgage Loans, reference is made to page 7 of the Company's 1996 Annual Report.

There were $460,457 of nonaccruing residential mortgage loans at March 31, 1997, compared with $236,012 of nonaccruing residential mortgage loans at December 31, 1996. There were no nonaccruing commercial loans for either period. At March 31, 1997 and December 31,1996, nonaccruing loans represent
 .04% and .02%, respectively, of the total loan portfolio. There have been no sales of past due loans to any affiliate or unrelated third parties during the first quarter of 1997.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for loan losses as of March 31, 1997 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

Part I
Item 2. (continued)


The accompanying table reflects the activity in the Company's allowance for loan losses:

Allowance for Loan Losses
    (in thousands)          At March 31, 1997  At December 31, 1996
 Total allowance at
   beginning of period              $   3,150               $    0
 Acquired allowance                       155                3,150
 Provision for losses                       0                    0
 Charge-offs                                0                    0
 Recoveries                                 0                    0

 Total allowance at
   end of period                    $   3,305            $   3,150


At March 31, 1997 and December 31, 1996, the Company's allowance for loan losses as a percentage of total loans was .30%.


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

The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of March 31, 1997:

Geographical Breakout
    (in thousands)                              Amount       Percent
Residential Mortgage Loans:

California                                      $  512,074     46.6%
Florida                                             59,191      5.4%
Other States (no State has more than 4%)           422,645     38.5%
                                                  --------    ------

    Total  Residential   Mortgage  Loans        $  993,910     90.5%

Commercial Mortgage Loans:

New York Metropolitan Tri-State Area                99,722      9.1%
Other States (no State has more than 3%)             4,320       .4%

        Total  Commercial Mortgage  Loans          104,042      9.5%

Total                                          $ 1,097,952    100.0%

Part I
Item 2. (continued)


Approximately 46.6% of the Company's total Mortgage Loan portfolio are loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

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


LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust ("REIT") as discussed below in Other Matters.

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. The Company does not have and does not anticipate having any material capital expenditures.

For further discussion on liquidity risk management, reference is made to page 9 of the Company's 1996 Annual Report.


OTHER MATTERS

As of March 31, 1997, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

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

The  Company  also met all REIT requirements regarding the ownership  of  its
common   and  preferred  stocks  and  anticipates  meeting  the  1997  annual distribution and administrative requirements.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not the subject of any material litigation. None of the Company, the Advisor, the Bank or any of its affiliates is currently involved in nor, to the Company's knowledge, currently threatened with any material litigation with respect to the Mortgage Loans included in the portfolio which litigation would have a material adverse effect on the business or operations of the Company.


Item 6. Exhibits and Current Reports on Form 8-K

  (A) Exhibits:

     11 - Computation of net income per share.

     12(a) - Computation of ratio of earnings to fixed charges.

     12(b) - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

     27 - Financial Data Schedule.

  (B) Reports on Form 8-K -- None.

                               SIGNATURE





  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CHASE PREFERRED CAPITAL CORPORATION
                                        (Registrant)





  Date:  May 15, 1997               By /s/ Don B. Taggart
                                       -----------------------
                                       Don B. Taggart
                                       Treasurer and Director

                         INDEX TO EXHIBITS


EXHIBIT NO.       EXHIBITS
11                Computation of net income
                  per share

12(a)             Computation of ratio of earnings
                  to fixed charges

12(b)             Computation of ratio of earnings to
                  fixed charges and preferred stock
                  dividend requirements

27                Financial Data Schedule
