Form 10-Q
period 1997-06-30
CHASE PREFERRED CAPITAL CORP
filed 1997-08-14
CIK 1018450

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: June 30, 1997    Commission file number:  1-12151



                        CHASE PREFERRED CAPITAL CORPORATION
          (Exact name of registrant as specified in its charter)




                   Delaware                           13-3899576
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)



    270 Park Avenue, New York, New York                  10017
   (Address of principal executive offices)         (Zip Code)



  Registrant's telephone number, including area code  (212) 270-6000


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

  Number of shares outstanding of each of the issuer's classes of common stock on June 30, 1997.

                           FORM 10-Q INDEX






Part I                                                                  Page

Item 1.  Financial Statements - Chase Preferred Capital Corporation:

         Balance Sheet at June 30, 1997 and December 31, 1996.             3

         Statement of Income for the quarter ended June 30,1997 and six    4
         months ended June 30, 1997.

         Statement of Changes in Stockholders' Equity for the six months   5
         ended June 30, 1997.

         Statement of Cash Flows for the six months ended June 30, 1997.   6



     Notes to Financial Statements.                                     7-8


Item 2.Management's Discussion and Analysis of Financial Condition and
       Results of Operations.                                          9-13



Part II

Item 6.  Exhibits and Current Reports on Form 8-K.                    14 -17

Part I
Item 1.
                 CHASE PREFERRED CAPITAL CORPORATION
                            BALANCE SHEET
                            (in thousands)

                                      6/30/97   12/31/96
                                   (Unaudited)
 ASSETS:
 Residential mortgage loans          $ 969,612   $958,411
 Commercial mortgage loans             102,307    101,570
                                     1,071,919  1,059,981
   Less: allowance for loan losses     (3,379)    (3,150)
                                     1,068,540  1,056,831

 Cash                                   19,776     31,091
 Due from affiliates                    20,517     18,743
 Accrued interest receivable             6,851      6,733

    TOTAL ASSETS                    $1,115,684  $1,113,398
 LIABILITIES:
 Accounts payable                         $367        430
 Due to affiliates                       2,862        242

   TOTAL LIABILITIES                     3,229        672

 STOCKHOLDERS' EQUITY:

 Preferred stock, par value $25
per share; 50,000,000 shares
authorized, 22,000,000
issued and outstanding                 550,000    550,000
 Common stock, par value $300
per share; 5,000,000 shares
authorized, 572,500 shares
issued and outstanding                 171,750    171,750
   Additional paid in capital          381,637    381,637
   Retained earnings                     9,068      9,339

   TOTAL STOCKHOLDERS' EQUITY        1,112,455  1,112,726

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $1,115,684 $1,113,398

 The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)



                     CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF INCOME
                    (in thousands, except per share data)
                                 (Unaudited)

                                           Quarter              Six Months
                                         Ended 6/30/97        Ended 6/30/97
 INTEREST INCOME:
 Residential mortgage loans              $   18,619           $   36,285
 Commercial mortgage loans                    2,385                4,771
 Interest on overnight investments              383                1,072
                                             21,387               42,128

         Less: servicing fees                  (671)               (1,336)

    Net interest income                      20,716               40,792

 NON-INTEREST EXPENSE:

 Advisory fees                                   63                  125

 Other administrative expenses                   98                  188

    Total noninterest expense                   161                  313

 NET INCOME                                $ 20,555             $ 40,479

 NET INCOME APPLICABLE TO COMMON SHARES    $  9,417             $ 18,204

 NET INCOME PER COMMON SHARE              $   16.45          $     31.80





 The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)



                       CHASE PREFERRED CAPITAL CORPORATION
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Six Months Ended June 30, 1997
                               (in thousands)
                                 (Unaudited)

PREFERRED STOCK:
Balance at beginning of year                                     $550,000

Balance at end of period                                         $550,000


COMMON STOCK:

Balance at beginning of year                                     $171,750

Balance at end of period                                         $171,750


ADDITIONAL PAID IN CAPITAL:

Balance at beginning of year                                     $381,637

Balance at end of period                                         $381,637


RETAINED EARNINGS:

Balance at beginning of year                                     $ 9,339

Net Income                                                        40,479

Common dividends                                                (18,475)

Preferred dividends                                             (22,275)

Balance at end of period                                       $  9,068


TOTAL STOCKHOLDERS' EQUITY                                   $ 1,112,455




 The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)
                     CHASE PREFERRED CAPITAL CORPORATION
                           STATEMENT OF CASH FLOWS
                   For the Six Months Ended June 30, 1997
                               (in thousands)
                                 (Unaudited)

OPERATING ACTIVITIES:
Net income                                                     $  40,479

Adjustments to reconcile net income to net cash provided  by operating activities:
   Net change in:
     Due from affiliates                                         (1,774)
     Accrued interest receivable                                     371
     Accounts payable                                               (63)
     Due to affiliates                                             2,620

Net cash provided by operating activities                         41,633

INVESTING ACTIVITIES:

     Purchase of mortgage loans net of reserve                 (109,493)
     Principal payments received                                  97,784
     Purchase of accrued interest receivable                       (489)

Net cash used by investing activities                           (12,198)


FINANCING ACTIVITIES:

Dividends paid                                                  (40,750)

Net cash used by financing activities                           (40,750)


NET INCREASE DECREASE IN CASH                                   (11,315)

CASH AT BEGINNING OF PERIOD                                       31,091

CASH AT JUNE 30, 1997                                         $   19,776

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

On September 18, 1996, the Company commenced its operations upon consummation of an initial public offering of 22,000,000 shares of the Company's 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), and the sale to the Bank of 572,500 shares of the Company's Common Stock, $300 par value per share (the "Common Stock"). These offerings raised net capital of $1,103,387,000. All shares of Common Stock are held by the Bank. The Series A Preferred Shares are traded on the New York Stock Exchange.

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

The Bank has entered into sub-servicing agreements ("Sub-Agreements") with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase Manhattan Bank USA, National Association, an indirect wholly-owned subsidiary of The Chase Manhattan Corporation.

Advisory fees and servicing fees totaled approximately $734,000 for the quarter ended June 30, 1997 and approximately $1,461,000 for the six months ended June 30, 1997.

Part I
Item 1. (Continued)


The $20,517,000 due from affiliates at June 30, 1997 consists primarily of mortgage loan payments received by CMMC, in its capacity as Sub-Servicer, on behalf of the Company. Pursuant to the terms of the servicing and subservicing agreements, the Company receives mortgage loan payments collected by the Servicer (and sub-servicer) in the month immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarter ended and six months ended June 30, 1997 amounted to approximately $383,000 and $1,072,000, respectively.


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For further discussion on the methodology for determining the fair value of the Mortgage Loans, reference is made to Note Six of the Company's 1996 Annual Report.

Loans:

The book value and fair value of Mortgage Loans at June 30, 1997 are as follows (in thousands):

                            Book Value             Fair Value
Residential Mortgage Loans  $969,612                 $974,251
Commercial Mortgage Loans    102,307                  109,023


Assets and liabilities in which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, due from affiliates, accrued interest receivable, accounts payable and due to affiliates, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

Part I
Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     CHASE PREFERRED CAPITAL CORPORATION
                            FINANCIAL HIGHLIGHTS
            (in thousands, except per share, unit and ratio data)
                                 (Unaudited)

                                            1997               Six Months Ended

                                       Second        First         June 30,
                                      Quarter       Quarter          1997
INCOME STATEMENT:
Interest income                     $  21,387     $  20,741     $  42,128

Net interest income                    20,716        20,076        40,792

Net income                             20,555        19,924        40,479

Average number of common shares
      outstanding                     572,500       572,500       572,500

Net income applicable to
      common shares                    9,417          8,787        18,204

Income per common share              $ 16.45        $ 15.35      $  31.80


BALANCE SHEET:

Mortgage loans                   $  1,071,919  $  1,097,952  $  1,071,919

Total assets                        1,115,684     1,124,750     1,115,684

Preferred stock outstanding           550,000       550,000       550,000

Total stockholders' equity       $  1,112,455  $  1,121,513  $  1,112,455






                                     -8-
OTHER DATA:

Dividends paid on preferred shares   $ 11,138      $ 11,137      $ 22,275

Dividends paid on common shares        18,475             0        18,475

Number of preferred shares
          outstanding              22,000,000    22,000,000    22,000,000

Number of common shares outstanding   572,500       572,500       572,500

Average yield on  mortgage loans         7.9%          7.6%          7.8%


Part I
Item 2. (continued)

OVERVIEW


The  principal  business  of  the Company is  to  acquire,  hold  and  manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York, or from affiliates of the Bank as whole loans secured  by first mortgages or deeds of trust on single-family (one to  four-
unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the "Code") that are rated by at least one nationally independent rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

On September 18, 1996, the Company commenced its operations upon the initial public offering of 22,000,000 shares of the Company's 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), and the sale to the Bank of 572,500 shares of the Company's Common Stock, $300 par value per share (the "Common Stock"). These offerings raised net capital of $1,103,387,000. All shares of Common Stock are held by the Bank. The Series A Preferred Shares are traded on the New York Stock Exchange.

The  Bank  and its affiliates are involved in virtually every aspect  of  the
Company's existence. The Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. CMMC sub-services the Company's Mortgage Loans on behalf of the Servicer under each of the Servicing Agreements.

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

RESULTS OF OPERATIONS
The Company reported net interest income for the quarter ended June 30, 1997 of approximately $20,716,000. Interest income from residential and commercial mortgage loans was $18,619,000 and $2,385,000, respectively, representing a total average yield of 7.9%. After a deduction of approximately $63,000 and $98,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $20,555,000 for the quarter ended June 30, 1997.

The Company reported net interest income for the six months ended June 30, 1997 of approximately $40,792,000. Interest income from residential and commercial mortgage loans was $36,285,000 and $4,771,000, respectively, representing a total average yield of 7.8%. After a deduction of approximately $125,000 and $188,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $40,479,000 for the six months ended June 30, 1997. The Company reported net income per common share of $16.45 and $31.80 for the quarter ended and six months ended June 30, 1997, respectively.

The Company paid $11,137,500 and $22,275,000 for the quarter ended and six months ended June 30, 1997, respectively, in Preferred Stock dividends. As of this date, all dividend payments on Series A Preferred Shares are current. In addition, the Company paid Common Stock dividends of approximately $18,475,000 in the quarter ended June 30, 1997. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

Part I
Item 2. (continued)

MORTGAGE LOANS

Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of Six-Month Prime Rate Adjustable Rate Mortgages ("ARMs"); One-Year ARMs; Three-Year, Five-Year, Seven-Year and Ten-Year Fixed Rate Loans with an automatic conversion to One-Year ARMs; Three-Year Fixed Rate Loans with an automatic conversion to Three-Year ARMs; and Fixed Rate Loans. The commercial mortgage loans consist of Fixed and Variable Rate loans, a majority of which have balloon payments. Reinvestments in Mortgage Loans have been and will continue to be consistent in maintaining an approximate 90% and 10% ratio between residential and commercial mortgage loans, respectively. All Mortgage Loans were purchased from the Bank or its affiliates. Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property located in their respective jurisdictions.

For the quarter ended June 30, 1997, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $34,874,000 from the Bank. In addition, the Company received approximately $60,907,000 of principal payments on its portfolio from the Servicer (and sub-servicer).

For the six month ended June 30, 1997, the Company purchased Mortgage Loans having an outstanding principal balance of $109,722,000 from the Bank. In addition, the Company received approximately $97,784,000 of principal payments on its portfolio from the Servicer (and sub-servicer).

The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:

Interest-Earning Asset Mix         At June 30, 1997      At December 31, 1996
     (in thousands)                  Amount   Percent     Amount     Percent
Residential mortgage loans       $   969,612    90.5%  $   958,411    90.4%
Commercial mortgage loans            102,307     9.5%      101,570     9.6%
Total interest-earning assets    $ 1,071,919     100%  $ 1,059,981     100%

For further discussion on the Company's acquisition and disposition policies for Mortgage Loans, reference is made to page 7 of the Company's 1996 Annual Report.

There were $460,457 of nonaccruing residential mortgage loans at June 30, 1997, compared with $236,012 of nonaccruing residential mortgage loans at December 31, 1996. There were no nonaccruing commercial loans for either period. At June 30, 1997 and December 31,1996, nonaccruing loans represent
 .05% and .02%, respectively, of the total loan portfolio. There have been no sales of past due loans to any affiliate or unrelated third parties during the quarter or six months ended June 30, 1997.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for loan losses as of June 30, 1997 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

Part I
Item 2. (continued)

The accompanying table reflects the activity in the Company's allowance for loan losses:

                                                        For the Period from
                                                             Inception
                                 For the Period from    (September 18, 1996)
Allowance for Loan Losses          January 1, 1997            through
   (in thousands)               through June 30, 1997    December 31, 1996
Total allowance at beginning of period   $   3,150                      0
Acquired allowance                             229                 3,150
Provision for losses                             0                     0
Charge-offs                                      0                     0
Recoveries                               $       0               $     0

Total allowance at end of period         $   3,379              $  3,150


At June 30, 1997 and December 31, 1996, the Company's allowance for loan losses as a percentage of total loans was .32% and .30%, respectively.

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

The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of June 30, 1997:

Geographical Breakout
   (in thousands)                                   Amount        Percent
Residential Mortgage Loans:

California                                         493,011         46.0%
New York                                            71,602          6.7%
Florida                                             57,820          5.4%
Other States (no State has more than 4%)           347,179         32.4%

     Total Residential  Mortgage Loans            $969,612         90.5%

Commercial Mortgage Loans:

New York Metropolitan Tri-State Area                98,055          9.1%
Other States (no State has more than 3%)             4,252          0.4%

     Total Commercial Mortgage Loans               102,307          9.5%

Total                                           $1,071,919          100%


Part I
Item 2. (continued)


Approximately 46.0% of the Company's total Mortgage Loan portfolio are loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

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

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature, prepay or are sold ,and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from the sale or repayment of principal balances by individual borrowers. The Company does not have and does not anticipate having any material capital expenditures.

For further discussion on liquidity risk management, reference is made to page 9 of the Company's 1996 Annual Report.


OTHER MATTERS

As of June 30, 1997, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.
o 97% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.
    none of the revenues were subject to the 30% income limitation under the
o  REIT rules.

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


     (B) Reports on Form 8-K: None

                                  SIGNATURE





  Pursuant to the requirements of the Securities Exchange Act of 1934, the

  Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 CHASE PREFERRED CAPITAL CORPORATION
                                                        (Registrant)







Date:     August 13, 1997      By:    /s/ Don B. Taggart
                                    -----------------------
                                          Don B. Taggart
                                           Treasurer and Director

                              INDEX TO EXHIBITS


Exhibit No.              Exhibits

11                       Computation of net income per share

12(a)                    Computation of ratio of earnings to fixed charges

12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

27                       Financial Data Schedules