Form 10-Q
period 1997-09-30
CHASE PREFERRED CAPITAL CORP
filed 1997-11-17
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: September 30, 1997      Commission file number:  1-12151


                       CHASE PREFERRED CAPITAL CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               13-3899576
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


270 Park Avenue, New York, New York                                 10017
-----------------------------------                                 -----
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

                                                          Yes |X|   No |_|


          Common Stock, $300 Par Value                            572,500
          ----------------------------------------------------------------

          Number of shares outstanding of each of the issuer's classes of common stock on September 30, 1997.

--------------------------------------------------------------------------------

                                 FORM 10-Q INDEX


Part I                                                                 Page
------                                                                 ----

Item 1. Financial Statements -Chase Preferred Capital Corporation:

          Balance Sheet at September 30, 1997 and December 31, 1996.     3

          Statement of Income for the quarter ended September 30,        4
          1997 and nine months ended September 30, 1997.

          Statement of Changes in Stockholders' Equity for the nine
          months ended September 30, 1997.                               5

          Statement of Cash Flows for the nine months ended              6
          September 30, 1997.

        Notes to Financial Statements.                                 7-8

Item 2. Management's Discussion and Analysis of Financial Condition   9-13
        and Results of Operations.

Part II
-------

Item 6. Exhibits and Current Reports on Form 8-K. 1                  14-17

--------------------------------------------------------------------------------

Part I
Item 1.


                  CHASE PREFERRED CAPITAL CORPORATION
                             BALANCE SHEET
                            (in thousands)

                                                     9/30/97         12/31/96
                                                   (Unaudited)
ASSETS:

Residential mortgage loans                        $   942,258    $   958,411
Commercial mortgage loans                              97,128        101,570
                                                  -----------    -----------
                                                    1,039,386      1,059,981
  Less: allowance for loan losses                      (3,368)        (3,150)
                                                  -----------    -----------
                                                    1,036,018      1,056,831


  Cash                                                 46,816         31,091
  Due from affiliates                                  25,565         18,743
  Accrued interest receivable                           6,746          6,733
                                                  -----------    -----------
     TOTAL ASSETS                                 $ 1,115,145    $ 1,113,398
                                                  ===========    ===========
LIABILITIES:

Accounts payable                                  $       367            430
Due to affiliates                                       2,849            242
                                                  -----------    -----------
     TOTAL LIABILITIES                                  3,216            672
                                                  -----------    -----------

STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per share;
   50,000,000 shares authorized, 22,000,000
   issued and outstanding                             550,000        550,000
Common stock, par value $300 per share;
   5,000,000 shares authorized, 572,500
   shares issued and outstanding                      171,750        171,750
Additonal paid in capital                             381,637        381,637
Retained earnings                                       8,542          9,339
                                                  -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                     1,111,929      1,112,726
                                                  -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,115,145    $ 1,113,398
                                                  ===========    ===========


 The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                  CHASE PREFERRED CAPITAL CORPORATION
                          STATEMENT OF INCOME
                 (in thousands, except per share data)
                              (Unaudited)


                                                  Quarter         Nine Months
                                               Ended 9/30/97     Ended 9/30/97
INTEREST INCOME:

Residential mortgage loans                       $  17,994         $ 54,279
Commercial mortgage loans                            2,286            7,057
Interest on overnight investments                      624            1,696
                                                 ---------         --------
                                                    20,904           63,032

     Less: servicing fees                             (654)          (1,990)
                                                 ---------         --------

     Net interest income                            20,250           61,042
                                                 =========         ========

NON INTEREST EXPENSE:

Advisory fees                                           63              188
Other administrative expenses                           25              213
                                                 ---------           ------

     Total noninterest expense                          88              401
                                                 ---------           ------

NET INCOME                                       $  20,162         $ 60,641
                                                 =========         ========

NET INCOME APPLICABLE TO COMMON SHARES           $   9,024         $ 27,228
                                                 =========         ========

NET INCOME PER COMMON SHARE                      $   15.76         $  47.56
                                                 =========         ========


 The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                  CHASE PREFERRED CAPITAL CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Nine Months Ended September 30, 1997
                            (in thousands)
                              (Unaudited)


PREFERRED STOCK:

Balance at beginning of year                                       $   550,000
                                                                   -----------
Balance at end of period                                           $   550,000
                                                                   ===========

COMMON STOCK:

Balance at beginning of year                                       $   171,750
                                                                   -----------
Balance at end of periodperiod                                     $   171,750
                                                                   ===========

ADDITIONAL PAID IN CAPITAL:

Balance at beginning of year                                       $   381,637
                                                                   -----------
Balance at end of period                                           $   381,637
                                                                   ===========

RETAINED EARNINGS:

Balance at beginning of period                                     $     9,339

Net Income                                                              60,641

Common dividends                                                       (28,025)

Preferred dividends                                                    (33,413)
                                                                   -----------
Balance at end of periodperiod                                     $     8,542
                                                                   ===========

TOTAL STOCKHOLDERS' EQUITY                                         $ 1,111,929
                                                                   ===========


 The Notes to Financial Statements are an integral part of these Statements

Part I
Item 1. (continued)

                  CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1997
                            (in thousands)
                              (Unaudited)


OPERATING ACTIVITIES:

Net income                                                  $  60,641

Adjustments to reconcile net income to net cash provided by operating activities:

    Net change in:
      Due from affiliates                                      (6,822)
      Accrued interest receivable                                 139
         Accounts payable                                         (63)
         Due to affiliates                                      2,607
                                                            ---------
Net cash provided by operating activities                      56,502
                                                            ---------

INVESTING ACTIVITIES:

         Purchase of mortgage loans net of reserve           (159,992)
         Principal payments received                          180,805
         Purchase of accrued interest receivable                 (152)
                                                            ---------
Net cash provided by investing activities                      20,661
                                                            ---------


FINANCING ACTIVITIES:

Dividends paid                                                (61,438)
                                                            ---------
Net cash used by financing activities                         (61,438)
                                                            ---------


NET INCREASE IN CASH                                           15,725

CASH AT BEGINNING OF PERIOD                                    31,091

CASH AT SEPTEMBER 30, 1997                                  $  46,816
                                                            =========


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

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to pay expenses incurred during the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans ( Mortgage Loans ) at their estimated fair values. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximated their estimated fair values.

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

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

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

Advisory fees and servicing fees totaled approximately $717,000 for the quarter ended September 30, 1997 and approximately $2,178,000 for the nine months ended September 30, 1997.

The $25,565,000 due from affiliates at September 30, 1997 consists primarily of mortgage loan payments received by CMMC, in addition, in its capacity as Sub-Servicer, $13,507,00on behalf of the Company. Pursuant to the terms of the servicing and subservicing agreements, the Company receives mortgage loan payments collected by the Servicer (and sub-servicer) in the month immediately following its collection.

Part I
Item 1. (Continued)


The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarter ended and nine months ended September 30, 1997 amounted to approximately $624,000 and $1,696,000, respectively.


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------

For further discussion on the methodology for determining the fair value of the Mortgage Loans, reference is made to Note Six of the Company's 1996 Annual Report.

Loans:

The book value and fair value of Mortgage Loans at September 30, 1997 are as follows (in thousands):

                                             Book Value            Fair Value
                                             ----------            ----------
Residential Mortgage Loans                   $  942,258            $  952,631
Commercial Mortgage Loans                        97,128               104,657

Assets and liabilities in which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, due from affiliates, accrued interest receivable, accounts payable and due to affiliates, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

Part 1
Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                       CHASE PREFERRED CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
              (in thousands, except per share, unit and ratio data)
                                   (Unaudited)

                                               1997            Nine Months Ended
                                      -----------------------  -----------------
                                       Third          Second      September 30,
                                      Quarter         Quarter         1997
                                      --------       --------         ----
INCOME STATEMENT:

Interest income                     $   20,904   $   21,387         63,032

Net interest income                     20,250       20,716         61,042

Net income                              20,162       20,555         60,641

Average number of common shares
 outstanding                           572,500      572,500        572,500

Net income applicable to common
 shares                                  9,024        9,417         27,228

Income per common share             $    15.76   $    16.45     $    47.56

BALANCE SHEET:

Mortgage loans                      $1,039,386   $1,071,919     $1,039,386

Total assets                         1,115,145    1,115,684      1,115,145

Preferred stock outstanding            550,000      550,000        550,000

Total stockholders' equity          $1,111,929   $1,112,455     $1,111,929


OTHER DATA:

Dividends paid on preferred shares  $   11,138   $   11,138     $   33,413

Dividends paid on common shares          9,550       18,475         28,025

Number of preferred shares          22,000,000   22,000,000     22,000,000
  outstanding

Number of common shares outstanding    572,500       572,500        572,500

Average yield on  mortgage loans           7.9%          7.9%           7.8%

Part I
Item 2. (continued)

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The principal business of the Company is to acquire, hold and manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York, or from affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the "Code") that are rated by at least one nationally independent rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

On September 18, 1996, the Company commenced its operations upon the initial public offering of 22,000,000 shares of the Company's 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), and the sale to the Bank of 572,500 shares of the Company's Common Stock, $300 par value per share (the Common Stock ). These offerings raised net capital of $1,103,387,000. All shares of Common Stock are held by the Bank. The Series A Preferred Shares are traded on the New York Stock Exchange.

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


RESULTS OF OPERATIONS

The Company reported net interest income for the quarter ended September 30, 1997 of approximately $20,250,000. Interest income from residential and commercial mortgage loans was $17,994,000 and $2,286,000, respectively, representing a total average yield of 7.9%. After deduction of approximately $63,000 and $25,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $20,162,000 for the quarter ended September 30, 1997.

The Company reported net interest income for the nine months ended September 30, 1997 of approximately $61,042,000. Interest income from residential and commercial mortgage loans was $54,279,000 and $7,057,000, respectively, representing a total average yield of 7.8%. After deduction of approximately $188,000 and $213,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $60,641,000 for the nine months ended September 30, 1997. The Company reported net income per common share of $15.76 and $47.56 for the quarter ended and nine months ended September 30, 1997, respectively.

Part I
Item 2. (continued)


The Company paid $11,137,500 and $33,412,500 for the quarter ended and nine months ended September 30, 1997, respectively, in Preferred Stock dividends. As of this date, all dividend payments on Series A Preferred Shares are current. In addition, the Company paid Common Stock dividends of approximately $9,550,000 and $28,025,000 in the quarter ended and nine months ended September 30, 1997, respectively. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

MORTGAGE LOANS

Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of Six-Month Prime Rate Adjustable Rate Mortgages ("ARMs"); One-Year ARMs; Three-Year, Five-Year, and Seven-Year Fixed Rate Loans with an automatic conversion to One-Year ARMs; Three-Year Fixed Rate Loans with an automatic conversion to Three-Year ARMs; and Fixed Rate Loans. The commercial mortgage loans consist of Fixed and Variable Rate loans, a majority of which have balloon payments. Reinvestments in Mortgage Loans have been and will continue to be consistent in maintaining an approximate 90% and 10% ratio between residential and commercial mortgage loans, respectively. All Mortgage Loans were purchased from the Bank or its affiliates. Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property located in their respective jurisdictions.

For the quarter ended September 30, 1997, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $50,488,000 from the Bank. In addition, the Company received approximately $83,021,000 of principal payments on its portfolio from the Servicer (and sub-servicer).

For the nine month ended September 30, 1997, the Company purchased Mortgage Loans having an outstanding principal balance of $160,210,000 from the Bank. In addition, the Company received approximately $180,805,000 of principal payments on its portfolio from the Servicer (and sub-servicer).

The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:

Interest-Earning Asset Mix         At September 30, 1997    At December 31, 1996
    (in thousands)                   Amount      Percent      Amount     Percent
--------------------------------------------------------------------------------
Residential mortgage loans         $  942,258      90.7%    $ 958,411     90.4%
Commercial mortgage loans              97,128       9.3%      101,570      9.6%
                                   ---------------------------------------------
Total interest-earning assets      $1,039,386       100%    $,059,981      100%
                                   =============================================

For further discussion on the Company's acquisition and disposition policies for Mortgage Loans, reference is made to page 7 of the Company's 1996 Annual Report.

There were approximately $3,037,000 of nonaccruingal residential mortgage loans at September 30, 1997, compared with $236,012 of nonaccruing residential mortgage loans at December 31, 1996. There were no nonaccruing commercial loans for either period. At September 30, 1997 and December 31,1996, nonaccruing loans represented .29% and .02%, respectively, of the total loan portfolio. There were $460,457 of nonaccruing residential loans sold to a wholly-owned subsidiary of The Chase Manhattan Corporation during the quarter ended September 30, 1997.


ALLOWANCE FOR CREDITLOAN LOSSES

The allowance for loan losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for loan losses as of September 30, 1997 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

Part I
Item 2. (continued)

The accompanying table reflects the activity in the Company's allowance for loan losses:

                              For the Period from              For the
At September 30, 1996
Allowance for Loan Losses      January 1, 1997      (September 18, 1996) through
  (in thousands)          through September 30, 1997      December 31, 1996
--------------------------------------------------------------------------------
Total allowance at
 beginning of period          $    3,150                     $      0
   Acquired allowance                329                        3,150
   Provision for losses                0                            0
   Charge-offs                         0                            0
   Recoveries                          0                            0
   Sale of loans                    (111)                           0
                              ----------                     --------
Total allowance at end of
  period                      $    3,368                     $  3,150
                              ==========                     =========
================================================================================


At September 30, 1997 and December 31, 1996, the Company's allowance for loan losses as a percentage of total loans was .32% and .30%, respectively.


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

The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of September 30, 1997:

Geographical Breakout
    (in thousands)                                     Amount         Percent
--------------------------------------------------------------------------------
Residential Mortgage Loans:

California                                             $  487,201        46.9%
New York                                                   69,406         6.7%
Florida                                                    53,406         5.1%
Other States (no State has more than 4%)                  332,245        32.0%
                                                       ----------       -----

Total Residential Mortgage Loans                        $ 942,258        90.7%
                                                       ----------       -----

Commercial Mortgage Loans:

New York Metropolitan Tri-State Area                       92,946         8.9%
Other States (no State has more than 3%)                    4,182         0.4%
                                                       ----------       -----

     Total Commercial Mortgage Loans                       97,128         9.3%
                                                       ----------       -----

Total                                                 $ 1,039,386         100%
                                                      ===========       =====

Part I
Item 2. (continued)


Approximately 46.9% of the Company's total Mortgage Loan portfolio are loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

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

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature, prepay or are sold ,and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from the sale or repayment of principal balances by individual borrowersM. The Company does not have and does not anticipate having any material capital expenditures.

For further discussion on liquidity risk management, reference is made to page 9 of the Company's 1996 Annual Report.


OTHER MATTERS

As of September 30, 1997 the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

      o its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

      o 97% of its revenues qualifyies for the 75% source of income test and 100% of its revenues qualifyies for the 95% source of income test under the REIT rules.

      o none of its revenues were subject to the 30% income limitation under the REIT rules.

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


                                      CHASE PREFERRED CAPITAL CORPORATION
                                      -----------------------------------
                                                 (Registrant)



Date:  November 14, 1997              By: /s/ Don B. Taggart
                                          -----------------------------
                                              Don B. Taggart
                                              Treasurer and Director

                               INDEX TO EXHIBITS


Exhibit No.       Exhibits
-----------       --------

11                Computation of net income per share

12(a)             Computation of ratio of earnings to fixed charges

12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

27                Financial Data Schedules