Form 10-K
period 1997-12-31
CHASE PREFERRED CAPITAL CORP
filed 1998-03-23
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

For the fiscal year ended                                       Commission file
    December 31, 1997                                          number 1-12151

                       CHASE PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               13-3899576
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                dentification No.)

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

8.10% Cumulative Preferred Stock, Series A         New York Stock Exchange, Inc.
 (Par Value--$25 Per Share)

Securities registered pursuant to  Section 12(g) of the Act: None

Number of Shares of Common Stock outstanding on December 31, 1997: 572,500

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      All outstanding shares of Common Stock were held by The Chase Manhattan Bank at December 31, 1997; therefore, no Common Stock is held by nonaffiliates.

Document incorporated by reference                      Part of Form 10-K
        in this Form 10-K                               which incorporated
----------------------------------                      ------------------
         None                                                   -

FORM 10-K

PART I                                                                     PAGE
------                                                                     ----
Item 1   Business.........................................................    1
Item 2   Properties.......................................................    3
Item 3   Legal Proceedings................................................    3
Item 4   Submission of Matters to a Vote of Security Holders..............    4

Part II
-------
Item 5   Market for Registrant's Common Equity and Related
          Stockholder Matters ............................................    4
Item 6   Selected Financial Data..........................................    5
Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    6

Item 8   Financial Statements and Supplementary Data......................   12
Item 9   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure .......................................   22

Part III
--------
Item 10  Directors and Executive Officers of the Corporation..............   22
Item 11  Executive Compensation...........................................   23
Item 12   Security Ownership of Certain Beneficial Owners and Management..   23
Item 13   Certain Relationships and Related Transactions..................   23

Part IV
-------
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   23

ITEM 1: BUSINESS

      Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and a wholly-owned subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York.

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

The Company used the proceeds raised from the sales of the Common Stock and Series A Preferred Shares to pay expenses incurred in connection with the offering and the formation of the Company and to purchase from the Bank the Company's portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximated their estimated fair values.

The Company's principal business objective is to acquire, hold and manage mortgage loans that will generate net income for distribution to stockholders. The Company currently anticipates that it will maintain approximately 90% of its mortgage loan portfolio in residential mortgage loans and approximately 10% of its portfolio in commercial mortgage loans, although that ratio may change over time as maturing and prepaying commercial loans commence to be replaced by residential mortgage loans. Residential mortgage loans consist of six-month prime rate adjustable rate mortgages ("ARMs"); six-month treasury ARMs; one and three-year ARMs; five-year and seven-year fixed rate loans with an automatic conversion to one-year ARMs; and fixed rate loans. The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. The Company currently anticipates that it will continue to acquire all its Mortgage Loans from the Bank, or affiliates of the Bank, as whole loans secured by first mortgages or deeds of trust on single-family (one to four-unit) residential real estate properties or on commercial real estate properties on terms that are substantially identical to those that could be obtained by the Company if such additional mortgage loans were purchased from third parties unaffiliated with the Company. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the "Code") that are rated by at least one nationally recognized statistical rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgaged-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

In order to preserve its status as a real estate investment trust ("REIT") under the Code, the Company must distribute annually at least 95% of its "REIT taxable income" (excluding capital gains) to stockholders and meet certain capital ownership and administrative tests as defined by the Code. The Company must also annually satisfy three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (as interest on obligations secured by mortgages on real property, certain "rents from real property" or as gain on the sale or exchange of such property and certain fees with respect to agreements to make or acquire mortgage loans), from certain types of temporary investments or certain other types of gross income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments as aforesaid and from dividends, interest, and gain from the sale or other disposition of stock or securities and certain other types of gross income (or from any combination of the foregoing). Third, short-term gain from the sale or other disposition of stock or securities, gain from prohibited transactions, and gain on the sale or other disposition of real property held for less than four years from the date of acquisition (apart from involuntary conversions and sales of foreclosure property), must represent less than 30% of the Company's gross income (including gross income from prohibited transactions) for each taxable year. The Company must also satisfy three tests relating to the nature of its assets at the close of each quarter of each taxable year. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year that were purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company), cash, cash items, and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

The Company does not anticipate that it will engage in the business of originating Mortgages Loans and does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage banks or insurance companies in acquiring its Mortgage Loans. As noted above, the Company anticipates that all Mortgage Loans purchased by it, in addition to those in the initial Portfolio, will be purchased from the Bank or affiliates of the Bank.

The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor"). In administering the Company's Mortgage Loans, the Advisor has a high degree of autonomy. The Board of Directors, however, has adopted certain policies to guide the administration of the Company and the Advisor with respect to the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors (as defined below)) without a vote of the Company's stockholders, including holders of the Series A Preferred Shares.

The Mortgage Loans have been sold to the Company by the Bank on a servicing retained basis. The Bank services the Mortgage Loans pursuant to the terms of servicing agreements ("Servicing Agreements") between the Company and the Bank. (The Bank in its role as servicer under the terms of the servicing agreements is herein referred to as the "Servicer"). The Servicer receives an annual servicing fee with respect to each Mortgage Loan serviced for the Company which (i) equals the outstanding principal balance of each residential mortgage loan multiplied by a fee of .25% and (ii) equals the outstanding principal balance of each commercial mortgage loan multiplied by a fee ranging from .08% to .30%, depending upon the outstanding principal amount of such commercial mortgage loan. The Servicer has entered into sub-servicing ("Sub-Agreements") with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase Manhattan Bank, USA, National Association, an indirect wholly-owned subsidiary of The Chase Manhattan Corporation ("CMC").

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

Restrictions on Ownership and Transfer:
---------------------------------------
The Company's Certificate of Incorporation contains certain restrictions on the number of shares of Common Stock and Preferred Stock that individual stockholders may own. For the Company to qualify as a REIT under the Code, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Persons Test"). The ownership by the Bank of 100% of the shares of Common Stock of the REIT will not adversely affect the Company's REIT qualification because each stockholder of CMC (the sole stockholder of the Bank) counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of CMC is widely held. Further, the Certificate of Incorporation of the Company contains restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

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


ITEM 3: LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. None of the Company, the Advisor, the Bank or any of its affiliates is currently involved in nor, to the Company's knowledge, currently threatened with any material litigation with respect to the Mortgage Loans included in the portfolio which would have a material adverse effect on the business or operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 1997, the Bank, the holder of all outstanding shares of Common Stock of the Company, by unanimous written consent, elected the following persons as directors of the Company, to serve until their respective successors shall have been elected and qualified: Richard J. Boyle, Deborah L. Duncan, Thomas Jacob, William C. Langley, Robert S. Strong, Don B. Taggart and Peter J. Tobin. On December 9, 1997, Peter J. Tobin resigned from the Board, and the Board, pursuant to authority granted to it by the By-laws of the Company, elected Joseph L. Sclafani to fill the vacancy created thereby.


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is authorized to issue up to 5,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, $25 par value per share ("Preferred Stock"), of which 22,000,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 572,500 shares of Common Stock outstanding at December 31, 1997 and, accordingly, there is no trading market for the Company's Common Stock. In addition, CMC intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of Series A Preferred Stock, all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share.

Holders of Common Stock are entitled to receive dividends when, as and if, declared by the Board of Directors of the Company out of funds legally available therefor, provided that, so long as any shares of Preferred Stock (including the Series A Preferred Shares) are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of the Preferred Stock, including accumulations in the case of cumulative Preferred Stock, have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders.

ITEM 6: SELECTED FINANCIAL DATA


                                 FINANCIAL DATA
                   (in thousands, except share and yield data)


                                             Year Ended     Inception (9/18/96)
                                              12/31/97       through 12/31/96
                                              --------       ----------------

INCOME STATEMENT:

Interest income                            $    82,941       $    22,830

Net interest income                             80,308            22,156

Net income                                      79,779            22,085

Net income applicable to common shares          35,229             9,339

Income per common share                    $     61.54       $     16.31


BALANCE SHEET:

Mortgage loans                             $   985,068                 $
                                                               1,059,981

Total assets                                 1,123,164         1,113,398

Preferred stock outstanding                    550,000           550,000

Total stockholders' equity                 $ 1,119,930       $ 1,112,726


OTHER DATA:

Dividends paid on preferred shares         $    44,550       $    12,746

Dividends paid on common shares            $    28,025       $         0

Number of preferred shares outstanding      22,000,000        22,000,000

Number of common shares outstanding            572,500           572,500

Average yield on mortgage loans                    7.8%              7.4%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The principal business of the Company is to acquire, hold and manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from The Chase Manhattan Bank, a banking corporation organized under the laws of the State of New York (the "Bank'), or from affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the "Code") that are rated by at least one nationally recognized statistical rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

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

The Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. Chase Manhattan Mortgage Corporation ("CMMC") sub-services the Company's Mortgage Loans on behalf of the Bank (the "Servicer") under each of the Servicing Agreements.

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

It is the intention of the Company that any agreements and transactions between the Company, on the one hand, and CMC, the Bank or their affiliates, on the other hand, are fair to all parties and consistent with market terms, including the price paid and received for Mortgage Loans on their acquisition or disposition by the Company or in connection with the servicing of such Mortgage Loans. The requirement in the Certificate of Designation establishing the Series A Preferred Shares that certain actions of the Company be approved by a majority of the Independent Directors (as defined in the Certificate of Designation) is also intended to ensure fair dealing between the Company and CMC, the Bank and their respective affiliates. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

RESULTS OF OPERATIONS

The Company reported net interest income of approximately $80,308,000 for 1997 compared with $22,156,000 in 1996. The Company's basic earnings per share were $61.54 and $16.31 in 1997 and 1996, respectively. In 1997, interest income from residential and commercial mortgage loans was $70,790,000 and $9,391,000, respectively, representing a total average yield of 7.8%, compared with interest income from residential and commercial mortgage loans of $19,337,000 and $2,782,000, respectively, and representing a total average yield of 7.4% for 1996. After deduction of approximately $250,000 and $279,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $79,779,000 for 1997 compared with net income of $22,085,000 for 1996.

In 1997, the Company paid $44,550,000 in Preferred Stock dividends, compared with $12,746,000 for 1996. As of this date, all dividend payments on Series A Preferred Shares are current. In addition, the Company paid Common Stock dividends of approximately $28,025,000 in 1997, compared with none in 1996. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor.

The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.

The increase in operating results in 1997 reflects 12 months of operations compared to 3 and 1/2 months in 1996.

MORTGAGE LOANS

At December 31, 1997, the Company had $985,068,000 invested in Mortgage Loans, compared with $1,059,981,000 at December 31, 1996. For the year ended December 31, 1997, the Company purchased Mortgage Loans having an outstanding principal balance of $210,588,000 from the Bank or its affiliates. In addition, the Company received approximately $285,040,000 of principal payments on its portfolio from the Servicer (and sub-servicer).

The following table reflects the composition of Mortgage Loans as a percentage of total Mortgage Loans:

Mortgage Loans                At December 31, 1997     At December 31, 1996
(in thousands)                Amount         Percent   Amount         Percent
--------------------------------------------------------------------------------
Residential mortgage loans    $  889,696       90.3%   $  958,411       90.4%
Commercial mortgage loans         95,372        9.7%      101,570        9.6%
                              ----------      ------   ----------      ------
Total Mortgage Loans          $  985,068        100%   $1,059,981        100%
                              ----------      ------   ----------      ------
--------------------------------------------------------------------------------

The Company intends that each Mortgage Loan acquired from the Bank or one of its affiliates in the future will be a whole loan, will represent a first lien position and will be originated by the Bank or such affiliate in the ordinary course of its real estate lending activities based on the underwriting standards generally applied (at the time of origination) for its own account by the Bank or the affiliate of the Bank which originated the Mortgage Loan. The Company also intends that all Mortgage Loans held by the Company will be serviced pursuant to the Servicing Agreements, which require servicing in conformity with generally accepted secondary market standards, with any servicing guidelines promulgated by the Company and, in the case of residential mortgage loans, with FNMA and FHLMC guidelines and procedures.

Currently, the Company has a policy prohibiting the acquisition of any commercial mortgage loan that constitutes more than 5% of the total book value of the mortgage assets of the Company at the time of its acquisition. In addition, the Company's current policy prohibits the acquisition of any mortgage loan or any interest in a mortgage loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), which (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status, or (c) renegotiated due to financial deterioration of the borrower; or
(iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest.

The Company may choose, at any time subsequent to its acquisition of any Mortgage Loan, to require the Servicer to dispose of the Mortgage Loan, for any reason, including as a result of such Mortgage Loan becoming classified or being placed in nonaccrual status or having been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. The Bank has indicated to the Company that it will not purchase any Mortgage Loan of the Company that the Company chooses to dispose of for the foregoing reasons; accordingly, the Company currently anticipates that any such Mortgage Loan would be sold at its then current fair value by the Company only to CMC, a nonbank subsidiary of CMC or an unrelated third party.

There were approximately $3,330,000 of nonaccruing residential mortgage loans at December 31, 1997, compared with $236,012 of nonaccruing residential mortgage loans at December 31, 1996. There were no nonaccruing commercial loans for either period. The change in nonaccruals is due to the fact that at the inception date (September 18, 1996) no residential mortgage loans were over 30 days past due. At December 31, 1997 and 1996, nonaccruing loans represented .34% and .02%, respectively, of the total loan portfolio. The Company sold $460,457 of nonaccruing residential loans to a wholly-owned subsidiary of CMC during the twelve months ended December 31, 1997.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for credit losses as of December 31, 1997 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, and legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for credit losses.

The accompanying table reflects the activity in the Company's allowance for credit losses during 1997 and 1996:


Allowance for Credit Losses             Year Ended       Inception (9/18/96)
(in thousands)                           12/31/97         through 12/31/96

--------------------------------------------------------------------------------

Total allowance at  beginning of period  $ 3,150               $     0
    Acquired allowance                       429                 3,150
    Provision for credit losses                0                     0
    Charge-offs                                0                     0
    Recoveries                                 0                     0
    Sale of loans                           (111)                    0
                                         --------              -------
    Total allowance at end of period     $ 3,468               $ 3,150
                                         ========              =======
================================================================================

At December 31, 1997 and 1996, the Company's allowance for credit losses as a percentage of total loans was .35% and .30%, respectively.

INTEREST RATE RISK

The Company's income consists primarily of interest payments on Mortgage Loans. Currently, the Company does not use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, the Company may experience a reduction in interest income on its mortgage loans and a corresponding decrease in funds available to be distributed to its shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on ARM mortgage loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding mortgage loans. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of December 31, 1997 and 1996:

Geographical Breakout
                                         December 31, 1997    December 31, 1996
(in thousands)                           Amount    Percent    Amount     Percent
--------------------------------------------------------------------------------
Residential Mortgage Loans:

California                               $ 444,078   45.1%    $ 507,552    47.9%
New York                                    66,972    6.8%       66,705     6.3%
Florida                                     50,559    5.1%       60,462     5.7%
Other States (no State has more than 4%)   328,087   33.3%      323,692    30.5%
                                         ---------   -----   ----------   -----
   Total Residential  Mortgage Loans       889,696   90.3%      958,411    90.4%
                                         ---------   -----   ----------   -----
Commercial Mortgage Loans:

New York Metropolitan Tri-State Area        91,260    9.3%       97,159     9.2%
Other States (no State has more than 3%)     4,112    0.4%        4,411      .4%
                                         ---------   -----   ----------   -----

   Total Commercial Mortgage Loans          95,372    9.7%      101,570     9.6%
                                         ---------   -----   ----------   -----

Total                                    $ 985,068    100%   $1,059,981     100%
                                         =========   =====   ==========   =====

At December 31, 1997, approximately 45.1% of the Company's total Mortgage Loan portfolio consisted of loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

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


LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature, prepay or are sold, and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from the sale or repayment of principal balances of Mortgage Loans by individual borrowers. The Company does not have and does not anticipate having any material capital expenditures.

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

The Company may also issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares without the consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding at that time, including the Series A Preferred Shares. In addition, the Company may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without the approval of a majority of the Company's Independent Directors.


OTHER MATTERS

As of December 31, 1997, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 97% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock and the Series A Preferred Shares and anticipates meeting the 1997 annual distribution and administrative requirements.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and
Stockholders of Chase Preferred Capital Corporation

In our opinion, the accompanying balance sheet and the related statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chase Preferred Capital Corporation (the "Company") at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from inception (September 18, 1996) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse
New York, New York
March 23, 1998

/s/ Price Waterhouse
--------------------

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                        (in thousands, except share data)

                                                   12/31/97       12/31/96
ASSETS:

Residential mortgage loans                       $   889,696    $   958,411
Commercial mortgage loans                             95,372        101,570
                                                 -----------    -----------
                                                     985,068      1,059,981
   Less: allowance for credit losses                  (3,468)        (3,150)
                                                 -----------    -----------
                                                     981,600      1,056,831

Cash                                                  93,919         31,091
Due from affiliates                                   40,664         18,743
Accrued interest receivable                            6,981          6,733
                                                 -----------    -----------
     TOTAL ASSETS                                $ 1,123,164    $ 1,113,398
                                                 ===========    ===========

LIABILITIES:

Accounts payable                                 $       367    $       430
Due to affiliates                                      2,867            242
                                                 -----------    -----------
     TOTAL LIABILITIES                                 3,234            672
                                                 -----------    -----------


STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per share;
     50,000,000 shares authorized, 22,000,000
     issued and outstanding                          550,000       550,000

Common stock, par value $300 per share;
     5,000,000 shares authorized, 572,500
     shares issued and outstanding                   171,750       171,750

Capital surplus                                      381,637       381,637
Retained earnings *                                   16,543         9,339
                                                ------------   -----------
     TOTAL STOCKHOLDERS' EQUITY                    1,119,930     1,112,726
                                                ------------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  1,123,164   $ 1,113,398
                                                ============   ===========

* No retained earnings related to property sales



   The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                      (in thousands, except per share data)

                                           Year Ended      Inception (9/18/96)
                                            12/31/97        through 12/31/96
INTEREST INCOME:

Residential mortgage loans                  $ 70,790            $ 19,337
Commercial mortgage loans                      9,391               2,782
Interest on overnight investments              2,760                 711
                                            --------            --------
                                              82,941              22,830
          Less: servicing fees                (2,633)               (674)
                                            --------            --------
     Net interest income                      80,308              22,156
                                            --------            --------

NONINTEREST EXPENSE:

Advisory fees                                    250                  71
Other administrative expenses                    279                   0
                                            --------            --------

     Total noninterest expense                   529                  71
                                            --------            --------

NET INCOME                                  $ 79,779            $ 22,085
                                            ========            ========

NET INCOME APPLICABLE TO COMMON SHARES      $ 35,229            $  9,339
                                            ========            ========

NET INCOME PER COMMON SHARE                 $  61.54            $  16.31
                                            ========            ========


  The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                           Year Ended       Inception (9/18/96)
                                            12/31/97         through 12/31/96

PREFERRED STOCK:

Balance at beginning of period           $   550,000          $         0

Issuance of stock                                  0              550,000
                                         -----------          -----------

Balance at end of period                 $   550,000          $   550,000
                                         ===========          ===========


COMMON STOCK:

Balance at beginning of period           $   171,750                    0

Share issued at incorporation date                 0                    1

Issuance of common stock                           0              171,749
                                         -----------          -----------

Balance at end of period                 $   171,750          $   171,750
                                         ===========          ===========


CAPITAL SURPLUS:

Balance at beginning of period           $   381,637          $         0

Issuance of common stock                           0              381,637
                                         -----------          -----------

Balance at end of period                 $   381,637          $   381,637
                                         ===========          ===========


RETAINED EARNINGS:

Balance at beginning of period           $     9,339          $         0

Net Income                                    79,779               22,085

Common dividends                             (28,025)                   0

Preferred dividends                          (44,550)             (12,746)
                                         -----------          -----------

Balance at end of period                 $    16,543          $     9,339
                                         ===========          ===========

TOTAL STOCKHOLDERS' EQUITY               $ 1,119,930          $ 1,112,726
                                         ===========          ===========


   The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (in thousands)


                                              Year Ended    Inception (9/18/96)
                                               12/31/97      through 12/31/96

OPERATING ACTIVITIES:

Net income                                   $    79,779      $    22,085

Adjustments to reconcile net income
 to net cash provided (used) by
 operatingactivities:

  Net change in:
    Due from affiliates                          (21,921)         (18,743)
    Accrued interest receivable                      585           (2,741)
    Accounts payable                                 (63)          (1,358)
    Due to affiliates                              2,625              242
                                             -----------      -----------
Net cash provided (used) by operating
 activities                                       61,005             (515)
                                             -----------      -----------

INVESTING ACTIVITIES:

Purchase of mortgage loans net of
 reserve                                        (210,159)      (1,119,254)
Principal payments received                      285,040           62,423
Purchase of accrued interest receivable             (833)          (3,992)
Sale of loans net of reserve                         350                0
                                             -----------      -----------
Net cash provided (used) by investing
 activities                                       74,398       (1,060,823)
                                             -----------      -----------


FINANCING ACTIVITIES:

Proceeds from common stock issued                      0          572,499
Proceeds from preferred stock issued                   0          550,000
Underwriting discount paid                             0          (17,325)
Dividends paid                                   (72,575)         (12,746)
                                             -----------      -----------
Net cash provided (used) by financing
 activities                                      (72,575)       1,092,428

NET INCREASE IN CASH                              62,828           31,090

CASH AT BEGINNING OF PERIOD                       31,091                1
                                             -----------      -----------

CASH AT END OF PERIOD                        $    93,919      $    31,091
                                             ===========      ===========


   The Notes to Financial Statements are an integral part of these Statements.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

The Company used the proceeds raised from the sales of the Common Stock and Series A Preferred Shares to pay expenses incurred in connection with the offering and the formation of the Company and to purchase from the Bank the Company's portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximated their estimated fair values.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Mortgage Loans:

Mortgage loans are carried at the principal amount outstanding, net of deferred loan fees and direct origination costs. Loans held for sale are carried at the lower of aggregate cost or fair value. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Mortgage loans acquired from the Bank or its affiliates are recorded at the Bank's historical cost basis in the accompanying balance sheet. Any difference between the amount paid and the Bank's historical cost basis would be treated as an adjustment to capital surplus.

Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees and costs are suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Company excludes from impaired loans small-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. The Company accounts for and discloses nonaccrual commercial mortgage loans as impaired. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans.

A collateralized loan is considered an in-substance foreclosure and is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Allowance for Credit Losses:

The allowance for credit losses provides for risk of losses inherent in the credit extension process. The allowance is a general allowance and is based on a periodic review and analysis of the portfolio, which is comprised of residential and commercial mortgage loans. The periodic analysis includes consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic and market conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for credit losses is increased by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part.

Cash and Cash Equivalents:

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 1997, the Company's cash and cash equivalent (overnight deposits) were held in custody at the Bank.

Offering Costs:

Costs incurred in connection with the raising of capital through the sale of the Series A Preferred Shares were charged against shareholders' equity upon the issuance of shares to shareholders.

Dividends:

Preferred Stock. Dividends on the Series A Preferred Shares are cumulative and are payable quarterly on the last day of March, June, September and December at a rate of 8.10% per annum of the initial liquidation preference ($25.00 per share).

Common Stock. Shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available after all preferred dividends have been paid.

Net Income Per Common Share:

Net income per share is computed by dividing net income after preferred dividends by the weighted average number of shares of Common Stock outstanding.

Income Taxes:

The Company has elected to be treated as a Real Estate Investment Trust ("REIT") pursuant to provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income tax on its taxable income to the extent it distributes at least 95% of its taxable income to its shareholders and it meets certain other requirements as defined in the Code. The Company intends to maintain its qualification as a REIT for federal income tax purposes. The Company intends to make qualifying dividends (for federal income tax purposes) of all of its taxable income to the holders of its Common Stock and Series A Preferred Shares, a portion of which may be in the form of "consent" dividends or "subsequent year" dividends, pursuant to the Code. As a result, the Company has made no provision for income taxes in the accompanying financial statements.


NOTE 3 - MORTGAGE LOANS
-----------------------

Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of six-month prime rate adjustable rate mortgages ("ARMs"); six-month treasury ARMs; one and three-year ARMs; five-year and seven-year fixed rate loans with an automatic conversion to one-year ARMs; and fixed rate loans. The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments.

The following represents the Mortgage Loan portfolio before allowance for credit losses as of the dated indicated:

                                                   12/31/97        12/31/96
                                                        (in thousands)

     Residential mortgage loans                  $    889,696    $    958,411
     Commercial mortgage loans                         95,372         101,570
                                                 ------------    ------------

           Total portfolio                       $    985,068    $  1,059,981
                                                 ============    ============

Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwelling or commercial property.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
------------------------------------

The table below summarizes the changes in the allowance for credit losses during 1996 and 1997:

Allowance for Credit Losses                                 Inception (9/18/96)
    (in thousands)                         12/31/97           through 12/31/96

Total allowance at  beginning of period    $ 3,150
                                           $     0
    Acquired allowance                         429                       3,150
    Provision for credit losses                  0                           0
    Charge-offs                                  0                           0
Recoveries                                       0                           0
    Sale of loans                            (111)                           0
                                           --------              --------------

    Total allowance at end of period       $ 3,468              $        3,150
                                           ========              ==============
================================================================================


NOTE 5 - DIVIDENDS
------------------

For the year ended December 31, 1997, the Company paid dividends on the Series A Preferred Shares and Common Stock in the amounts of approximately $44,550,000 and $28,025,000, respectively. From inception (September 18, 1996) through December 31, 1996, the Company paid dividends on Series A Preferred Shares of approximately $12,746,000.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $250,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company in accordance with the parameters established in the Agreement. The Agreement has an initial term of five years commencing on September 18, 1996 and automatically renews for an additional five years unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement.

The Company also entered into two servicing agreements with the Bank for the servicing of the commercial and residential mortgage loans. Pursuant to each servicing agreement, the servicer performs the actual servicing of the Mortgage Loans held by the Company in accordance with normal industry practice. The Servicing Agreements can be terminated by the Company without cause with at least thirty days notice to the Servicer. The servicing fee is 0.25% of the outstanding principal balance for the residential mortgage loans and ranges from 0.08% - 0.30% of the outstanding principal balances for the commercial mortgage loans depending upon the outstanding principal amount.

The Bank has entered into sub-servicing agreements ("Sub-Agreements") with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase Manhattan Bank USA, National Association, an indirect wholly-owned subsidiary of The Chase Manhattan Corporation.

Advisory fees and servicing fees incurred in 1997 and 1996 totaled approximately $2,883,000 and $745,000, respectively.

In its capacity as sub-servicer, CMMC owed the Company approximately $40,664,000, and $18,743,000 at December 31, 1997 and 1996, respectively, primarily consisting of mortgage loan payments received on behalf of the Company. Pursuant to the terms of the servicing and subservicing agreements, the Company receives mortgage loan payments collected by the servicer (and sub-servicer) in the month immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits amounted to approximately $2,760,000 and $711,000 for the year ended December 31, 1997 and from inception through December 31, 1996, respectively.


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

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

Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide range of limited valuation techniques and numerous estimates which must be made. This lack of objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of the Company compared with other REITs.

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

The book value and fair value of Mortgage Loans at December 31, 1997 and 1996 were as follows (in thousands):

                                      12/31/97                 12/31/96
                               Book Value  Fair Value   Book Value   Fair Value
                               ----------  ----------   ----------   ----------
Residential Mortgage Loans     $  889,696  $  901,616   $  958,411   $ 954,186
Commercial Mortgage Loans          95,372     103,462      101,570     101,433

Assets and liabilities in which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, due from affiliates, accrued interest receivable, accounts payable and due to affiliates are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)

                                                       1997                             1996
                                           ----------------------------     ----------------------------
                                             Balance    Interest  Rate      Balance     Interest   Rate
   ASSETS:
   Residential mortgage loans             $    944,808    70,790   7.6%   $    934,446    19,337    7.2%
   Commercial mortgage loans                    99,751     9,391   9.4%        105,449     2,782    9.2%
   Cash                                         53,642     2,760   5.2%         57,511       711    4.3%
                                          ------------ ---------   ----   ------------  --------    ----
        TOTAL INTEREST-EARNING ASSETS        1,098,201    82,941   7.6%      1,097,406    22,830    7.3%
                                          ------------ ---------   ----   ------------  --------    ----

   Allowance for credit losses                  (3,296)                         (3,046)
   Due from affiliates                          18,072                          16,125
   Accrued interest receivable                   6,348                           6,238
                                          ------------                    ------------
        TOTAL ASSETS                      $  1,119,325                    $  1,116,723
                                          ============                    ============

LIABILITIES:

    Accounts payable                      $        367                           1,109
   Due to affiliates                             2,116                             166
   Dividends payable                                 0                           1,609
                                          ------------                    ------------
        TOTAL LIABILITIES                        2,483                           2,884
                                          ------------                    ------------


   STOCKHOLDERS' EQUITY:

   Preferred stock, par value $25 per
     share; 50,000,000 shares
     authorized, 22,000,000 issued and
     outstanding                               550,000                         550,000
   Common stock, par value $300 per
     share; 5,000,000 shares authorized,
     572,500 shares issued and outstanding     171,750                         171,750
   Capital surplus                             381,637                         381,637
   Retained earnings                            13,455                          10,452
                                          ------------                    ------------

    TOTAL STOCKHOLDERS' EQUITY               1,116,842                       1,113,839
                                          ------------                    ------------

    TOTAL LIABILITIES AND                 $  1,119,325                    $  1,116,723
     STOCKHOLDERS' EQUITY                 ============                    ============



   The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in thousands, except per share data)


                                                            1997                                     1996
                                     -------------------------------------------------  ------------------------------
                                         4th         3rd           2nd          1st         4th    Inception (9/18/96)
                                                                                                    through 9/30/96

INTEREST INCOME:

Residential mortgage loans            $  16,511    $  17,994      $18,619    $  17,666    $  17,523       $   1,814
Commercial mortgage loans                 2,334        2,286        2,385        2,386        2,467             315
Interest on overnight investments         1,064          624          383          689          711               0
                                      ---------    ---------    ---------    ---------    ---------       ---------
                                         19,909       20,904       21,387       20,741       20,701           2,129
             Less: servicing fees         (643)        (654)        (671)        (665)        (593)            (81)
                                      ---------    ---------    ---------    ---------    ---------       ---------
      Net interest income                19,266       20,250       20,716       20,076       20,108           2,048
                                      ---------    ---------    ---------    ---------    ---------       ---------

NON INTEREST EXPENSE:

Advisory fees                                62           63           63           62           63               8
Other administrative expenses                66           25           98           90            0               0
                                      ---------    ---------    ---------    ---------    ---------       ---------

      Total noninterest expense             128           88          161          152           63               8
                                      ---------    ---------    ---------    ---------    ---------       ---------

NET INCOME                            $  19,138    $  20,162    $  20,555    $  19,924    $  20,045       $   2,040
                                      =========    =========    =========    =========    =========       =========

NET INCOME APPLICABLE TO
    COMMON SHARES                     $    8,001   $   9,024    $   9,417    $   8,787    $   8,908       $     431
                                      ==========   =========    =========    =========    =========       =========

NET INCOME PER COMMON                 $    13.98   $   15.76    $   16.45    $   15.35    $   15.56       $     .75
    SHARE                             ==========   =========    =========    =========    =========       =========

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The following persons are directors of the Company as of the date hereof:

Richard J. Boyle             54      Director. Retired as Vice Chairman of
                                     the Board of The Chase Manhattan
                                     Corporation ("Heritage Chase") and The
                                     Chase Manhattan Bank, N.A. upon
                                     consummation of the merger of Heritage
                                     Chase into Chemical Banking Corporation
                                     on March 31,1996 (the "Merger"). Mr.
                                     Boyle served in such positions since
                                     1987.

Deborah L. Duncan            42      President and Director. An Executive
                                     Vice President of CMC and the Bank and a member of CMC's Policy Council, with responsibility for managing CMC's global asset management and mutual funds program. From the Merger until January
                                     1998, Ms. Duncan was Treasurer of CMC.
                                     Prior to the Merger, Ms. Duncan was
                                     co-head of Heritage Chase's Global
                                     Markets business, with responsibility
                                     for trading activities worldwide.

Thomas Jacob                 59      Director. The Chairman and Chief
                                     Executive Officer of Chase Manhattan
                                     Mortgage Corporation, the mortgage
                                     subsidiary of CMC. Mr. Jacob is also the Chairman of Chase Manhattan Bank USA,
                                     N.A., and a director of Chase Insurance
                                     Agency, Inc. For the six years prior to
                                     the Merger, Mr. Jacob was the executive
                                     responsible for the residential retail
                                     mortgage business of Chemical Banking
                                     Corporation.

William C. Langley            59     Director. Retired as an Executive Vice
                                     President and Chief Credit and Risk
                                     Policy Officer of Chemical Banking
                                     Corporation and Chemical Bank, effective
                                     July 31, 1996. Prior to becoming an
                                     Executive Vice President of Chemical
                                     Banking Corporation and Chemical Bank in
                                     1991, Mr. Langley had served as an
                                     Executive Vice President since 1983, and the Chief Credit Officer since 1990, of
                                     Manufacturers Hanover Corporation. Mr.
                                     Langley is a director of Morrison Knudsen
                                     Corp.

Neila B. Radin                44     Secretary. A Senior Vice President and
                                     Associate General Counsel of the Bank.
                                     Ms. Radin joined the Bank in 1987 and
                                     has been a member of its legal
                                     department since 1988.

Joseph L. Sclafani            49     Director. An Executive Vice President of
                                     CMC and the Bank, and Controller of CMC
                                     since the Merger, with responsibility
                                     for corporate accounting, reporting, tax and insurance functions. Prior to the Merger, Mr. Sclafani was Controller of
                                     Chemical Banking Corporation since
                                     August 1992.

Robert S. Strong              48     Chairman and Director. An Executive Vice
                                     President and the Chief Credit Officer
                                     of CMC and the Bank and a member of
                                     CMC's policy council. Mr. Strong joined
                                     Heritage Chase in 1971 and served in
                                     various positions at Heritage Chase,
                                     including as executive in charge of the
                                     Global Portfolio Management Group, the
                                     Real Estate Finance Group, the
                                     Transportation and Defense Group, the
                                     Diversified Industries Group and the
                                     Public Utilities Group.

Don B. Taggart                50     Treasurer and Director. A Senior Vice
                                     President of CMC and the Bank. Mr.
                                     Taggart joined Heritage Chase in 1989.
                                     Immediately prior to the Merger, Mr.
                                     Taggart was responsible for
                                     funding/liquidity, short-term interest
                                     rate risk management and world-wide
                                     Treasury relationships and products at
                                     Heritage Chase.


ITEM 11: EXECUTIVE COMPENSATION

The Company does not pay any compensation to its officers or employees or to directors who are not Independent Directors. The Independent Directors (Messrs. Boyle and Langley) each receive annual compensation of $10,000 plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is hereby made to "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's various relationships with the Bank, the sole holder of all its outstanding Common Stock.


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the fourth quarter of 1997.

                                INDEX TO EXHIBITS


EXHIBIT NO.         EXHIBITS

3(a)(i) Form of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) (iii) to the Registration Statement on Form S-11 (File No. 333- 08001) of Chase Preferred Capital Corporation).

3(a)(ii) Form of Certificate of Designation establishing the Series A Preferred Shares (Incorporated by reference to Exhibit 3(a) (ii) to the Registration Statement on Form S-11 (File No. 333- 08001) of Chase Preferred Capital Corporation).

3(b) Form of Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) (ii) to the Registration Statement on Form S-11 (File No. 333-08001) of Chase Preferred Capital Corporation).

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

11              Computation of net income per share

12(a)           Computation of ratio of earnings to fixed charges

12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

27              Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHASE PREFERRED CAPITAL CORPORATION
                                      -----------------------------------
                                      (Registrant)


Date: March 18, 1998                   By /s/ Deborah L. Duncan
                                          ------------------------
                                              Deborah L. Duncan
                                              President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature          Title                                Date
              ---------          -----                                ----


/s/   Robert S. Strong           Chairman and Director           March 18, 1998
-----------------------------    (Principal Executive Officer)
      Robert S. Strong


 /s/  Deborah L. Duncan          President and Director          March 18, 1998
-----------------------------
      Deborah L. Duncan


 /s/  Don B. Taggart             Treasurer and Director          March 18, 1998
-----------------------------    (Principal financial and
      Don B. Taggart               accounting officer)


 /s/  Richard J. Boyle           Director                        March 18, 1998
-----------------------------
      Richard J. Boyle


                                 Director                        March  , 1998
-----------------------------
      Thomas Jacob


/s/   William C. Langley         Director                        March 18, 1998
-----------------------------
      William C. Langley


                                 Director                        March   , 1998
-----------------------------
      Joseph L. Sclafani