Form 10-Q
period 1998-03-31
CHASE PREFERRED CAPITAL CORP
filed 1998-05-14
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: March 31, 1998          Commission file number: 1-12151
                                                                       -------

                       CHASE PREFERRED CAPITAL CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               13-3899576
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


270 Park Avenue, New York, New York                                 10017
-----------------------------------                                 -----
(Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code (212) 270-6000
                                                           --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes |X|    No |_|


    Common Stock, $300 Par Value                                     572,500
    ------------------------------------------------------------------------

Number of shares outstanding of each of the issuer's classes of common stock on
                                 March 31, 1998.

================================================================================

                                 FORM 10-Q INDEX


Part I                                                                     Page
------                                                                     ----

Item 1.   Financial Statements - Chase Preferred Capital Corporation:

            Balance Sheet at March 31, 1998 and December 31, 1997.           3

            Statement of Income for the Three Months Ended March 31, 1998
            and 1997.                                                        4

            Statement of Changes in Stockholders' Equity for the Three
            Months Ended March 31, 1998 and 1997.                            5

            Statement of Cash Flows for the Three Months Ended
            March 31, 1998 and 1997.                                         6


          Notes to Financial Statements.                                     7


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                             9


Part II
-------

Item 4.   Submission of Matters to a Vote of Security Holders.               16


Item 6.   Exhibits and Current Reports on Form 8-K.                          16

================================================================================

Part I
Item 1.


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                      (in thousands, except per share data)


                                               March 31, 1998  December 31, 1997
                                                 (Unaudited)
ASSETS:

Residential Mortgage Loans                      $   828,715    $   889,696
Commercial Mortgage Loans                            92,154         95,372
                                                -----------    -----------
                                                    920,869        985,068
     Less: Allowance for Credit Losses               (3,572)        (3,468)
                                                -----------    -----------
                                                    917,297        981,600

Cash                                                149,929         93,919
Due from Affiliates                                  57,293         40,664
Accrued Interest Receivable                           6,525          6,981
                                                -----------    -----------
    TOTAL ASSETS                                $ 1,131,044    $ 1,123,164
                                                ===========    ===========

LIABILITIES:

Accounts Payable                                $       367    $       367
Due to Affiliates                                     2,868          2,867
                                                -----------    -----------

    TOTAL LIABILITIES                                 3,235          3,234
                                                -----------    -----------

STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized, 22,000,000
   Issued and Outstanding                           550,000        550,000
Common Stock, Par Value $300 Per Share;
   5,000,000 Shares Authorized, 572,500
   Shares Issued and Outstanding                    171,750        171,750
Capital Surplus                                     381,637        381,637
Retained Earnings                                    24,422         16,543
                                                -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY                    1,127,809      1,119,930
                                                -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,131,044    $ 1,123,164
                                                ===========    ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                          Three Months Ended March 31,
                      (in thousands, except per share data)
                                   (Unaudited)

                                                          1998            1997
INTEREST INCOME:

Residential Mortgage Loans                             $ 15,752        $ 17,666
Commercial Mortgage Loans                                 2,186           2,386
Interest on Overnight Investments                         1,863             689
                                                       --------         --------
                                                         19,801          20,741

     Less: Servicing Fees                                  (599)           (665)
                                                       --------         --------

     Net Interest Income                                 19,202          20,076
                                                       --------         --------

NON INTEREST EXPENSE:


Advisory Fees                                                63              62
Other Administrative Expenses                               123              90
                                                       --------         --------

     Total Noninterest Expense                              186             152
                                                       --------         --------

NET INCOME                                             $ 19,016        $ 19,924
                                                       ========        ========

NET INCOME APPLICABLE TO COMMON SHARES                 $  7,879        $  8,787
                                                       ========        ========

NET INCOME PER COMMON SHARE                            $  13.76        $  15.35
                                                       ========        ========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Three Months Ended March 31,
                                 (in thousands)
                                   (Unaudited)

                                                     1998               1997

PREFERRED STOCK:

Balance at Beginning of Year                     $   550,000        $   550,000
                                                 -----------        -----------

Balance at End of Period                             550,000            550,000
                                                 ===========        ===========


COMMON STOCK:

Balance at Beginning of Year                         171,750            171,750
                                                 -----------        -----------

Balance at End of Period                             171,750            171,750
                                                 ===========        ===========


ADDITIONAL PAID IN CAPITAL:

Balance at Beginning of Year                         381,637            381,637
                                                 -----------        -----------

Balance at End of Period                             381,637            381,637
                                                 ===========        ===========


RETAINED EARNINGS:

Balance at Beginning of Year                          16,543              9,339

Net Income                                            19,016             19,924

Common Dividends                                           0                  0

Preferred Dividends                                  (11,137)           (11,137)
                                                 -----------        -----------

Balance at End of Period                              24,422             18,126
                                                 ===========        ===========


TOTAL STOCKHOLDERS' EQUITY                       $ 1,127,809        $ 1,121,513
                                                 ===========        ===========


   The Notes to Financial Statements are an integral part of these Statements

Part I
Item 1. (continued)

                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                          Three Months Ended March 31,
                                 (in thousands)
                                   (Unaudited)

                                                            1998          1997

OPERATING ACTIVITIES:

Net Income                                              $  19,016     $  19,924

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
     Net Change In:
       Due From Affiliates                                (16,629)        4,702
       Accrued Interest Receivable                            759           237
       Accounts Payable                                         0           (27)
       Due to Affiliates                                        1         2,592
                                                        ---------     ---------

Net Cash Provided by Operating Activities                   3,147        27,428
                                                        ---------     ---------

INVESTING ACTIVITIES:

       Purchase of Mortgage Loans Net of Reserve          (59,806)      (74,693)
       Principal Payments Received                        124,109        36,877
       Purchase of Accrued Interest Receivable               (303)         (413)
                                                        ---------     ---------

Net Cash Provided (Used) by Investing Activities           64,000       (38,229)
                                                        ---------     ---------


FINANCING ACTIVITIES:

Dividends Paid                                            (11,137)      (11,137)
                                                        ---------     ---------

Net Cash Used by Financing Activities                     (11,137)      (11,137)
                                                        ---------     ---------


NET INCREASE (DECREASE) IN CASH                            56,010       (21,938)

CASH AT BEGINNING OF PERIOD                                93,919        31,091
                                                        ---------     ---------

CASH AT END OF PERIOD                                   $ 149,929     $   9,153
                                                        =========     =========

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

For further discussion of the Company's accounting policies, reference is made to Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Annual Report").

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has entered into an Advisory Agreement (the "Agreement") with the Bank (the "Advisor") requiring an annual payment of $250,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company in accordance with the parameters established in the Agreement. The Agreement has an initial term of five years commencing on September 18, 1996 and automatically renews for an additional five years unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Agreement.

The Company also entered into two servicing agreements with the Bank for the servicing of the commercial and residential mortgage loans. (The Bank in its role as servicer under the terms of the servicing agreements is herein referred to as the "Servicer"). Pursuant to each servicing agreement, the Servicer performs the actual servicing of the Mortgage Loans held by the Company in accordance with normal industry practice. The Servicing Agreements can be terminated by the Company without cause with at least thirty days notice to the Servicer. The servicing fee is 0.25% of the outstanding principal balance for the residential mortgage loans and ranges from 0.08% - 0.30% of the outstanding principal balance for the commercial mortgage loans depending upon the outstanding principal amount.

The Bank has entered into sub-servicing agreements ("Sub-Agreements") with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase Manhattan Bank USA, National Association, an indirect wholly-owned subsidiary of The Chase Manhattan Corporation ("CMC").

The Company currently intends to continue to acquire all its Mortgage Loans from the Bank or from affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties or on commercial real estate properties.

For the quarters ended March 31, 1998 and 1997, advisory fees and servicing fees totaled approximately $662,000 and $727,000, respectively.

Part I
Item 1. (Continued)


At March 31, 1998 and December 31, 1997, due from affiliates was approximately $57,293,000 and $40,664,000, respectively, which consisted primarily of mortgage loan payments received by CMMC, in its capacity as Sub-Servicer, on behalf of the Company. Pursuant to the terms of the servicing and subservicing agreements, the Company receives mortgage loan payments collected by the Servicer (and Sub-Servicer) in the month immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended March 31, 1998 and 1997 amounted to approximately $1,863,000 and $689,000, respectively.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For further discussion on the methodology for determining the fair value of the Mortgage Loans, reference is made to Note 7 of the Company's 1997 Annual Report.

Loans:

The carrying value and estimated fair value of Mortgage Loans at March 31, 1998 and December 31, 1997 are as follows (in thousands):

                                 March 31, 1998           December 31, 1997
                             Carrying    Estimated     Carrying      Estimated
                               Value    Fair Value       Value      Fair Value
                             --------   ----------     --------     ----------
Residential Mortgage Loans   $ 828,715  $ 842,262      $ 889,696    $ 901,616
Commercial Mortgage Loans       92,154     99,968         95,372      103,462


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

Part I
Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL HIGHLIGHTS
                          Three Months Ended March 31,
              (in thousands, except per share, unit and ratio data)
                                   (Unaudited)


                                                          1998            1997

INCOME STATEMENT:

Interest Income                                     $    19,801     $    20,741

Net Interest Income                                      19,202          20,076

Net Income                                               19,016          19,924

Average Number of Common Shares Outstanding             572,500         572,500

Net Income Applicable to Common Shares                    7,879           8,787

Income Per Common Share                             $     13.76     $     15.35


BALANCE SHEET:

Mortgage Loans                                      $   920,869     $ 1,097,952

Total Assets                                          1,131,044       1,124,750

Preferred Stock Outstanding                             550,000         550,000

Total Stockholders' Equity                          $ 1,127,809     $ 1,121,513


OTHER DATA:

Dividends Paid on Preferred Shares                  $    11,137     $    11,137

Number of Preferred Shares Outstanding               22,000,000      22,000,000

Number of Common Shares Outstanding                     572,500         572,500

Average Yield on  Mortgage Loans                            7.5%            7.6%


================================================================================

Part I
Item 2. (continued)

================================================================================
OVERVIEW
================================================================================

The principal business of the Company is to acquire, hold and manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from The Chase Manhattan Bank (the "Bank'), a banking corporation organized under the laws of the State of New York, or from affiliates of the Bank, as whole loans secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the "Code") that are rated by at least one nationally recognized statistical rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

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

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank administers the day-to-day activities of the Company in its role as Advisor under the Agreement. Chase Manhattan Mortgage Corporation ("CMMC") sub- services the Company's Mortgage Loans on behalf of the Bank (the "Servicer") under each of the Servicing Agreements.

The Bank and its affiliates may have interests which are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of Mortgage Loans from the Bank or its affiliates; servicing of Mortgage Loans, particularly with respect to Mortgage Loans that become classified or placed in nonaccrual status or which have been, more than once during the preceding twelve months, more than 30 days past due in the payment of principal and interest; future dispositions of Mortgage Loans to The Chase Manhattan Corporation ("CMC") or any of its nonbank subsidiaries; and the modification of the Agreement or the Servicing Agreements.

It is the intention of the Company, CMC and the Bank that any agreements and transactions between the Company, on the one hand, and CMC, the Bank or its affiliates, on the other hand, are fair to all parties and consistent with market terms, including the price paid and received for Mortgage Loans, including those in the initial portfolio, on their acquisition or disposition by the Company or in connection with the servicing of such Mortgage Loans. The requirement in the Certificate of Designation establishing the Series A Preferred Shares that certain actions of the Company be approved by a majority of the Independent Directors (as defined in the Certificate of Designation) is also intended to ensure fair dealing between the Company and CMC, the Bank and their respective affiliates. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

RESULTS OF OPERATIONS

For the quarters ended March 31, 1998 and 1997, the Company reported net interest income of approximately $19,202,000 and $20,076,000, respectively. Interest income from residential and commercial mortgage loans was approximately $15,752,000 and $2,186,000, respectively, for the quarter ended March 31, 1998 and $17,666,000 and $2,386,000, respectively, for the quarter ended March 31, 1997. The total average yield for the quarters ended March 31, 1998 and 1997 were 7.5% and 7.6%, respectively. After deduction of approximately $63,000 and $123,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $19,016,000 for the quarter ended March 31, 1998. This is compared to net income of approximately $19,924,000 for the quarter ended March 31, 1997, after deducting approximately $62,000 and $90,000 in advisory fees and other administrative expenses, respectively.

The Company reported basic earnings per share of $13.76 and $15.35 for the quarters ended March 31, 1998 and 1997, respectively.

Part I
Item 2. (continued)


The Company paid $11,137,000 for the quarter ended March 31, 1998, in dividends on the Series A Preferred Shares. As of this date, all dividend payments on Series A Preferred Shares are current. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

MORTGAGE LOANS

Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of six-month adjustable rate mortgages ("ARMs"); one-year ARMs; three-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to three-year ARMs; and fixed rate loans. The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. The Company currently anticipates that it will maintain approximately 90% of its mortgage loan portfolio in residential mortgage loans and approximately 10% of its portfolio in commercial mortgage loans, although that ratio may change over time as maturing and prepaying commercial loans commence to be replaced by residential mortgage loans. All Mortgage Loans were purchased from the Bank or its affiliates. Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property located in their respective jurisdictions.

For the quarters ended March 31, 1998 and 1997, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $59,910,000 and $74,848,000, respectively, from the Bank and its affiliates. In addition, for the quarters ended March 31, 1998 and 1997, the Company received approximately $124,109,000 and $36,877,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer).


The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:

Interest-Earning Asset Mix         At March 31, 1998       At December 31, 1997
    (in thousands)               Amount        Percent    Amount         Percent
================================================================================

Residential Mortgage Loans       $ 828,715      90.0%     $ 889,696       90.3%
Commercial Mortgage Loans           92,154      10.0%        95,372        9.7%
                                 ---------      ----      ---------       ----
Total Interest-Earning Assets    $ 920,869       100%     $ 985,068        100%
                                 =========      ====      =========       ====
================================================================================

For further discussion on the Company's acquisition and disposition policies for Mortgage Loans, reference is made to Note 2 of the Company's 1997 Annual Report.

At March 31, 1998 and December 31, 1997, there were approximately $4,078,000 and $3,330,000, respectively, of nonaccruing residential mortgage loans. There were no nonaccruing commercial loans for either period. At March 31, 1998 and December 31,1997, nonaccruing loans represented .44% and .34%, respectively, of the total loan portfolio. There were no sales of nonaccruing loans during the quarters ended March 31, 1998 and 1997.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for credit losses as of March 31, 1998 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, and legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for credit losses.

Part I
Item 2. (continued)


The accompanying table reflects the activity in the Company's allowance for credit losses for the three months ended:

Allowance for Credit Losses                    March 31, 1998    March 31, 1997
    (in thousands)
================================================================================

    Total Allowance at Beginning of Period        $3,468            $3,150
    Acquired Allowance                               104               155
    Provision for Losses                               0                 0
    Charge-Offs                                        0                 0
    Recoveries                                         0                 0
    Sale of Loans                                      0                 0
                                                  ------            ------

    Total Allowance at End of Period              $3,572            $3,305
                                                  ======            ======

================================================================================

At March 31, 1998 and December 31, 1997, the Company's allowance for credit losses as a percentage of total loans was .39% and .35%, respectively.

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

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of March 31, 1998 and December 31, 1997:

Geographical Breakout                 March 31, 1998        December 31, 1997
    (in thousands)                  Amount    Percent     Amount        Percent
================================================================================
Residential Mortgage Loans:
California                          $ 391,302     42.5%    $ 444,078      45.1%
New York                               63,981      7.0%       66,972       6.8%
Florida                                46,417      5.0%       50,559       5.1%
Other States (no State has more
 than 4% of total loans)              327,015     35.5%      328,087      33.3%
                                    ---------     ----     ---------      ----
  Total Residential Mortgage Loans    828,715     90.0%      889,696      90.3%
                                    ---------     ----     ---------      ----

Commercial Mortgage Loans:

New York Metropolitan Tri-State
 Area                                  88,112     9.6%        91,260       9.3%
Other States (no State has more
 than 3% of total loans)                4,042     0.4%         4,112       0.4%
                                    ---------    ----      ---------      ----
  Total Commercial Mortgage Loans      92,154    10.0%        95,372       9.7%
                                    ---------    ----      ---------      ----

Total                               $ 920,869     100%     $ 985,068       100%
                                    =========    ====      =========      ====

Part I
Item 2. (continued)


At March 31, 1998, approximately 42.5% of the Company's total Mortgage Loan portfolio consisted of loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

In addition at such date, the majority of the commercial mortgage properties underlying the Company's commercial mortgage loans are located in the New York metropolitan tri-state area. Substantially all of these mortgaged properties were, at the time of their origination, at least 70% occupied by the borrowers or their affiliates. Consequently, these commercial mortgage loans may be subject to greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in the New York metropolitan tri-state areas that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages.

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

For further discussion on liquidity risk management, reference is made to page 9 of the Company's 1997 Annual Report.

OTHER MATTERS

As of March 31,1998, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 91% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 1998 and 1997 annual distribution and administrative requirements.

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                          Three Months Ended March 31,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                 1998                             1997
                                        Balance  Interest   Rate       Balance    Interest  Rate
                                        -------  --------   ----        -------   --------  ----
ASSETS:
Residential Mortgage Loans           $  859,836    15,752   7.3%   $   942,207     17,666   7.5%
Commercial Mortgage Loans                94,727     2,186   9.2%       102,806      2,386   9.3%
Cash                                    138,323     1,863   5.4%        62,104        689   4.4%
                                      ---------    ------   ---      ---------     ------   ---

     TOTAL INTEREST-EARNING ASSETS    1,092,886    19,801   7.2%     1,107,117     20,741   7.5%
                                      ---------    ------   ---      ---------     ------   ---

Allowance for Credit Losses              (3,474)                        (3,155)
Due from Affiliates                      33,471                         16,392
Accrued Interest Receivable               5,945                          6,734
                                      ---------                      ---------

     TOTAL ASSETS                    $1,128,828                    $ 1,127,088
                                     ==========                    ===========

LIABILITIES:

Accounts Payable                     $    4,079                          4,142
Due to Affiliates                         2,681                          1,106
                                     ----------                      ---------

     TOTAL LIABILITIES                    6,760                          5,248
                                     ----------                      ---------

STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25
  Per Share; 50,000,000 Shares
  Authorized, 22,000,000 Issued
  and Outstanding                       550,000                        550,000
Common Stock, Par Value $300 Per
  Share; 5,000,000 Shares
  Authorized, 572,500 Shares
  Issued and Outstanding                171,750                        171,750
Capital Surplus                         381,637                        381,637
Retained Earnings                        18,681                         18,453
                                     ----------                      ---------

     TOTAL STOCKHOLDERS' EQUITY       1,122,068                      1,121,840
                                     ----------                      ---------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY            $1,128,828                    $ 1,127,088
                                     ==========                    ===========

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in thousands, except per share data)
                                   (Unaudited)


                                       1998                      1997
                                    ----------     ---------------------------------------------
                                       First         Fourth      Third       Second       First
                                      Quarter       Quarter     Quarter     Quarter      Quarter
INTEREST INCOME:

Residential Mortgage Loans          $ 15,752       $ 16,511    $ 17,994    $ 18,619    $ 17,666
Commercial Mortgage Loans              2,186          2,334       2,286       2,385       2,386
Interest on Overnight Investments      1,863          1,064         624         383         689
                                    --------       --------    --------    --------    --------
                                      19,801         19,909      20,904      21,387      20,741

     Less: Servicing Fees               (599)          (643)       (654)       (671)       (665)
                                    --------       --------    --------    --------    --------

     Net Interest Income              19,202         19,266      20,250      20,716      20,076
                                    --------       --------    --------    --------    --------

NON INTEREST EXPENSE:

Advisory Fees                             63             62          63          63          62
Other Administrative Expenses            123             66          25          98          90
                                    --------       --------    --------    --------    --------

     Total Noninterest Expense           186            128          88         161         152
                                    --------       --------    --------    --------    --------

NET INCOME                          $ 19,016       $ 19,138    $ 20,162    $ 20,555    $ 19,924
                                    ========       ========    ========    ========    ========

NET INCOME APPLICABLE TO COMMON
   SHARES                           $  7,879       $  8,001    $  9,024    $  9,417    $  8,787
                                    ========       ========    ========    ========    ========

NET INCOME PER COMMON SHARES        $  13.76       $  13.98    $  15.76    $  16.45    $  15.35
                                    ========       ========    ========    ========    ========

Part II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          On April 1, 1998, Deborah L. Duncan and Don B. Taggart resigned from the Board. On that day, the Bank, the holder of all outstanding shares of Common Stock of the Company, by unanimous written consent, elected the following persons as directors of the Company to serve until their respective successors shall have been elected and qualified: Richard
          J. Boyle, Dina Dublon, Thomas Jacob, William C. Langley, Louis M. Morrell, Joseph L. Sclafani and Robert S. Strong.


Item 6.   Exhibits and Current Reports on Form 8-K
          ----------------------------------------
          (A) Exhibits:

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


                                         CHASE PREFERRED CAPITAL CORPORATION
                                         -----------------------------------
                                                    (Registrant)


Date: May 14, 1998                       By  /s/ Robert S. Strong
      ------------                           -------------------------------
                                                 Robert S. Strong
                                                 Chairman and Director