Form 10-Q
period 1998-06-30
CHASE PREFERRED CAPITAL CORP
filed 1998-08-14
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: June 30, 1998           Commission file number:  1-12151
                                                                        -------

                       CHASE PREFERRED CAPITAL CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3899576
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


   270 Park Avenue, New York, New York                              10017
----------------------------------------                         ----------
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

                                                                 Yes |X| No |_|


Common Stock, $300 Par Value                                            572,500
-------------------------------------------------------------------------------
 Number of shares outstanding of each of the issuer's lasses of common stock on
                                 June 30, 1998.

================================================================================

                                 FORM 10-Q INDEX

Part I                                                                    Page
------                                                                    ----

Item 1.  Financial Statements - Chase Preferred Capital Corporation:

            Balance Sheet at June 30, 1998 and December 31, 1997.           3

            Statement of Income for the Three Months Ended June 30,
            1998 and 1997.                                                  4

            Statement of Income for the Six Months Ended June 30,
            1998 and 1997.                                                  5

            Statement of Changes in Stockholders' Equity for the Six
            Months Ended June 30, 1998 and 1997.                            6

            Statement of Cash Flows for the Six Months Ended June 30,
            1998 and 1997.                                                  7


         Notes to Financial Statements.                                     8


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        10


Part II
-------

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 6.  Exhibits and Current Reports on Form 8-K.                         19

================================================================================

Part I
Item 1.


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                      (in thousands, except per share data)


                                             June 30, 1998     December 31, 1997
                                              (Unaudited)

ASSETS:

Residential Mortgage Loans                   $      948,464       $     889,696
Commercial Mortgage Loans                            85,245              95,372
                                             --------------       -------------
                                                  1,033,709             985,068
   Less: Allowance for Credit Losses                 (3,555)             (3,468)
                                             --------------       -------------
                                                  1,030,154             981,600

Cash                                                 39,257              93,919
Due from Affiliates                                  46,604              40,664
Accrued Interest Receivable                           6,870               6,981
                                             --------------       -------------

      TOTAL ASSETS                           $    1,122,885       $   1,123,164
                                             ==============       =============
LIABILITIES:

Accounts Payable                             $          367       $         367
Due to Affiliates                                     2,870               2,867
                                             --------------       -------------

      TOTAL LIABILITIES                               3,237               3,234
                                             --------------       -------------

STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25
   Per Share; 50,000,000 Shares Authorized,
   22,000,000  Issued and Outstanding               550,000             550,000
Common Stock, Par Value $300 Per Share;
   5,000,000 Shares Authorized, 572,500
   Shares Issued and Outstanding                    171,750             171,750
Capital Surplus                                     381,637             381,637
Retained Earnings                                    16,261              16,543
                                            ---------------       -------------

      TOTAL STOCKHOLDERS' EQUITY                  1,119,648           1,119,930
                                            ---------------       -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                            $     1,122,885       $   1,123,164
                                            ===============       =============


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                           Three Months Ended June 30,
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       1998             1997
INTEREST INCOME:

Residential Mortgage Loans                          $ 14,446          $ 18,619
Commercial Mortgage Loans                              2,141             2,385
Interest on Overnight Investments                      2,668               383
                                                    --------          --------
                                                      19,255            21,387

     Less: Servicing Fees                               (559)             (671)
                                                    --------          --------

     Net Interest Income                              18,696            20,716
                                                    --------          --------

NON INTEREST EXPENSE:

Advisory Fees                                             62                63
Other Administrative Expenses                             92                98
                                                    --------          --------

     Total Noninterest Expense                           154               161
                                                    --------          --------

NET INCOME                                          $ 18,542          $ 20,555
                                                    ========          ========

NET INCOME APPLICABLE TO COMMON SHARES              $  7,404          $  9,417
                                                    ========          ========

NET INCOME PER COMMON SHARE                         $  12.93          $  16.45
                                                    ========          ========


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                            Six Months Ended June 30,
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       1998              1997
INTEREST INCOME:

Residential Mortgage Loans                           $ 30,198          $ 36,285
Commercial Mortgage Loans                               4,327             4,771
Interest on Overnight Investments                       4,531             1,072
                                                     --------          --------
                                                       39,056            42,128

     Less: Servicing Fees                              (1,158)           (1,336)
                                                     --------          --------

     Net Interest Income                               37,898            40,792
                                                     --------          --------

NON INTEREST EXPENSE:

Advisory Fees                                             125               125
Other Administrative Expenses                             215               188
                                                     --------          --------

     Total Noninterest Expense                            340               313
                                                     --------          --------

NET INCOME                                           $ 37,558          $ 40,479
                                                     ========          ========

NET INCOME APPLICABLE TO COMMON SHARES               $ 15,283          $ 18,204
                                                     ========          ========

NET INCOME PER COMMON SHARE                          $  26.69          $  31.80
                                                     ========          ========


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            Six Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)

                                                       1998            1997

PREFERRED STOCK:

Balance at Beginning of Year                        $   550,000    $   550,000
                                                    -----------    -----------

Balance at End of Period                                550,000        550,000
                                                    ===========    ===========


COMMON STOCK:

Balance at Beginning of Year                            171,750        171,750
                                                    -----------    -----------

Balance at End of Period                                171,750        171,750
                                                    ===========    ===========


ADDITIONAL PAID IN CAPITAL:

Balance at Beginning of Year                            381,637        381,637
                                                    -----------    -----------

Balance at End of Period                                381,637        381,637
                                                    ===========    ===========


RETAINED EARNINGS:

Balance at Beginning of Year                             16,543          9,339

Net Income                                               37,558         40,479

Common Dividends                                        (15,565)        (18,475)

Preferred Dividends                                     (22,275)        (22,275)
                                                    -----------     -----------

Balance at End of Period                                 16,261           9,068
                                                    ===========     ===========


TOTAL STOCKHOLDERS' EQUITY                          $ 1,119,648     $ 1,112,455
                                                    ===========     ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                            Six Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)

                                                        1998            1997

OPERATING ACTIVITIES:

Net Income                                           $  37,558       $  40,479

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
   Net Change In:
     Due From Affiliates                                (5,940)         (1,774)
     Accrued Interest Receivable                         1,549             371
     Accounts Payable                                        0             (63)
     Due to Affiliates                                       3           2,620
                                                     ---------       ---------

Net Cash Provided by Operating Activities               33,170          41,633
                                                     ---------       ---------

INVESTING ACTIVITIES:

     Purchase of Mortgage Loans Net of Reserve        (309,940)       (109,493)
     Principal Payments Received                       260,240          97,784
     Purchase of Accrued Interest Receivable            (1,438)           (489)
     Sale of Loans Net of Reserve                        1,146               0
                                                     ---------       ---------

Net Cash Used by Investing Activities                  (49,992)        (12,198)
                                                     ---------       ---------

FINANCING ACTIVITIES:

Dividends Paid                                         (37,840)        (40,750)
                                                     ---------       ---------

Net Cash Used by Financing Activities                  (37,840)        (40,750)
                                                     ---------       ---------

NET DECREASE IN CASH                                   (54,662)        (11,315)

CASH AT BEGINNING OF PERIOD                             93,919          31,091
                                                     ---------       ---------

CASH AT END OF PERIOD                                $  39,257       $  19,776
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

For the quarters ended June 30, 1998 and 1997, advisory and servicing fees totaled approximately $621,000 and $734,000, respectively. For the six months ended June 30, 1998 and 1997, advisory and servicing fees totaled approximately $1,283,000 and $1,461,000, respectively.

Part I
Item 1. (Continued)


At June 30, 1998 and December 31, 1997, due from affiliates was approximately $46,604,000 and $40,664,000, respectively, which consisted primarily of mortgage loan payments received by CMMC, in its capacity as Sub-Servicer, on behalf of the Company. Pursuant to the terms of the servicing and subservicing agreements, the Company receives mortgage loan payments collected by the Servicer (and Sub-Servicer) in the month immediately following their collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended June 30, 1998 and 1997 amounted to approximately $2,668,000 and $383,000, respectively. Interest income on these deposits for the six months ended June 30, 1998 and 1997 amounted to approximately $4,531,000 and $1,072,000, respectively.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For further discussion on the methodology for determining the fair value of the Mortgage Loans, reference is made to Note 7 of the Company's 1997 Annual Report.

Loans:

The carrying value and estimated fair value of Mortgage Loans at June 30, 1998 and December 31, 1997 are as follows (in thousands):

                                    June 30, 1998         December 31, 1997
                                Carrying    Estimated    Carrying     Estimated
                                  Value     Fair Value     Value      Fair Value
                                --------    ---------    ---------    ----------
Residential Mortgage Loans     $ 948,464    $ 964,114    $ 889,696    $ 901,616
Commercial Mortgage Loans         85,245       90,846       95,372      103,462


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

Part I
Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

                       CHASE PREFERRED CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
              (in thousands, except per share, unit and ratio data)
                                   (Unaudited)


                                                                     1998                    1997                Six Months Ended
                                                            ------------------------      ----------
                                                            Second            First         Second                  June 30,
                                                            Quarter          Quarter        Quarter             1998        1997
                                                            -------          -------      -----------       -----------------------
INCOME STATEMENT:

Interest Income                                         $    19,255     $    19,801     $    21,387     $    39,056     $    42,128

Net Interest Income                                          18,696          19,202          20,716          37,898          40,792

Net Income                                                   18,542          19,016          20,555          37,558          40,479

Average Number of Common Shares Outstanding                 572,500         572,500         572,500         572,500         572,500

Net Income Applicable to Common Shares                        7,404           7,879           9,417          15,283          18,204

Income Per Common Share                                 $     12.93     $     13.76     $     16.45     $     26.69     $     31.80

BALANCE SHEET:

Mortgage Loans                                          $ 1,033,709     $   920,869     $ 1,071,919     $ 1,033,709     $ 1,071,919

Total Assets                                              1,122,885       1,131,044       1,115,684       1,122,885       1,115,684

Preferred Stock Outstanding                                 550,000         550,000         550,000         550,000         550,000

Total Stockholders' Equity                              $ 1,119,648     $ 1,127,809     $ 1,112,455     $ 1,119,648     $ 1,112,455


OTHER DATA:

Dividends Paid on Preferred Shares                      $    11,138     $    11,137     $    11,138     $    22,275     $    22,275

Dividends Paid on Common Shares                         $    15,565     $         0     $    18,475     $    15,565     $    18,475

Number of Preferred Shares Outstanding                   22,000,000      22,000,000      22,000,000      22,000,000      22,000,000

Number of Common Shares Outstanding                         572,500         572,500         572,500         572,500         572,500

Average Yield on  Mortgage Loans                                7.6%            7.5%            7.8%            7.5%            7.8%

Part I
Item 2. (continued)

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The principal business of the Company is to acquire, hold and manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from The Chase Manhattan Bank (the "Bank'), a banking corporation organized under the laws of the State of New York, or from affiliates of the Bank, as whole loans secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986, as amended (the "Code") that are rated by at least one nationally recognized statistical rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

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

RESULTS OF OPERATIONS

For the quarters ended June 30, 1998 and 1997, the Company reported net interest income of approximately $18,696,000 and $20,716,000, respectively. Interest income from residential and commercial mortgage loans was approximately $14,446,000 and $2,141,000, respectively, for the quarter ended June 30, 1998 and approximately $18,619,000 and $2,385,000, respectively, for the quarter ended June 30, 1997. The total average yield for the quarters ended June 30, 1998 and 1997 was 7.6% and 7.8%, respectively. After deduction of approximately $62,000 and $92,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $18,542,000 for the quarter ended June 30, 1998. This compared to net income of approximately $20,555,000 for the quarter ended June 30, 1997, after deducting approximately $63,000 and $98,000 in advisory fees and other administrative expenses, respectively. The Company reported basic earnings per share of $12.93 and $16.45 for the quarters ended June 30, 1998 and 1997, respectively. The lower results for the second quarter of 1998 when compared to the second quarter of 1997 reflect the impact of lower interest rates and higher prepayments of residential mortgage loans during the 1998 second quarter.

For the six months ended June 30, 1998 and 1997, the Company reported net interest income of approximately $37,898,000 and $40,792,000, respectively. Interest income from residential and commercial mortgage loans was approximately $30,198,000 and $4,327,000, respectively, for the six months ended June 30, 1998 and approximately $36,285,000 and $4,771,000, respectively, for the six months ended June 30, 1997. The total average yield for the six months ended June 30, 1998 and 1997 was 7.5% and 7.8%, respectively. After deduction of approximately $125,000 and $215,000 in advisory fees and other administrative expenses,

Part I
Item 2. (continued)


respectively, the Company reported net income of approximately $37,558,000 for the six months ended June 30, 1998. This is compared to net income of approximately $40,479,000 for the six months ended June 30, 1997, after deducting approximately $125,000 and $188,000 in advisory fees and other administrative expenses, respectively. The Company reported basic earnings per share of $26.69 and $31.80 for the six months ended June 30, 1998 and 1997, respectively. The lower results for the first half of 1998 when compared with the same period in 1997 reflect the impact of lower interest rates and higher prepayments of residential mortgage loans, primarily during the second quarter of 1998.

The Company paid $11,138,000 for each of the quarters ended June 30, 1998 and 1997 and $22,275,000 for each of the six months ended June 30, 1998 and 1997 in dividends on the Series A Preferred Shares. As of this date, all dividend payments on Series A Preferred Shares are current. For the six months ended June 30, 1998, the Company paid Common Stock dividends of approximately $15,565x,000. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Code.

MORTGAGE LOANS

Mortgage loans consist of both residential and commercial mortgage loans. At June 30, 1998, residential mortgage loans in the portfolio consisted of six-month adjustable rate mortgages ("ARMs"); one-year ARMs; three-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to three-year and six-month ARMs; and fixed rate loans. The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. From inception through March 31, 1998, the Company maintained approximately 90% of its mortgage loan portfolio in residential mortgage loans and approximately 10% of its portfolio in commercial mortgage loans. At June 30, 1998, the mortgage loan portfolio consisted of approximately 92% residential mortgage loans and 8% commercial mortgage loans. These ratios will continue to change over time as the Company expects maturing and prepaying commercial loans to be replaced by residential mortgage loans. All Mortgage Loans were purchased from the Bank or its affiliates. Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property located in their respective jurisdictions.

For the quarters ended June 30, 1998 and 1997, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $250,557,000 and $34,874,000, respectively, from affiliates of the Bank. In addition, for the quarters ended June 30, 1998 and 1997, the Company received approximately $136,131,000 and $60,907,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer).

For the six months ended June 30, 1998 and 1997, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $310,467,000 and $109,722,000, respectively, from affiliates of the Bank. In addition, for the six months ended June 30, 1998 and 1997, the Company received approximately $260,240,000 and $97,784,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer).

The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:

Interest-Earning Asset Mix           At June 30, 1998      At December 31, 1997
    (in thousands)                  Amount     Percent     Amount       Percent
--------------------------------------------------------------------------------

Residential Mortgage Loans       $  948,464     91.8%     $ 889,696      90.3%
Commercial Mortgage Loans            85,245      8.2%        95,372       9.7%
                                 ----------     -----     ---------      -----
Total Interest-Earning Assets    $1,033,709      100%     $ 985,068       100%
                                 ==========     =====     =========      =====
--------------------------------------------------------------------------------


For a further discussion on the Company's acquisition and disposition policies for Mortgage Loans, reference is made to Note 2 of the Company's 1997 Annual Report.

At June 30, 1998, there were no nonaccruing residential mortgage loans compared with $3,330,000 at December 31, 1997. At June 30, 1998, there were approximately $350,000 of nonaccruing commercial mortgage loans compared with none at December 31, 1997. At June 30, 1998 and December 31,1997, nonaccruing loans represented
 .03% and .34%, respectively, of the total loan portfolio. For the quarter and six months ended June 30, 1998, the Company sold approximately $2,488,000 of nonaccruing residential mortgage loans to a wholly-owned subsidiary of The Chase Manhattan Corporation and an unaffiliated third party.

Part I
Item 2. (continued)


ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for credit losses as of June 30, 1998 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, and legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for credit losses.

The accompanying table reflects the activity in the Company's allowance for credit losses for the periods indicated:

                                                  Three Months Ended                Six Months Ended
Allowance for Credit Losses                 June 30, 1998    June 30, 1997   June 30, 1998    June 30, 1997
    (in thousands)
--------------------------------------------------------------------------------------------------------------
Total Allowance at Beginning of Period         $ 3,572          $ 3,305         $ 3,468           $ 3,150
Acquired Allowance                                 423               74             527               229
Provision for Losses                                 0                0               0                 0
Charge-Offs                                        (78)               0             (78)                0
Recoveries                                           0                0               0                 0
Sale of Loans                                     (362)               0            (362)                0
                                               -------          -------         -------           -------
  Total Allowance at End of Period             $ 3,555          $ 3,379         $ 3,555           $ 3,379
                                               =======          =======         =======           =======
===============================================================================================================


At June 30, 1998 and 1997, the Company's allowance for credit losses as a percentage of total loans was .34% and .32%, respectively.

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

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of June 30, 1998 and December 31, 1997:

Part I
Item 2. (continued)


Geographical Breakout                                                   June 30, 1998                  December 31, 1997
    (in thousands)                                                 Amount          Percent          Amount          Percent
---------------------------------------------------------------------------------------------------------------------------
Residential Mortgage Loans:
California                                                       $    415,721       40.3%         $    444,078       45.1%
New York                                                               59,047        5.7%               66,972        6.8%
Florida                                                                53,017        5.1%               50,559        5.1%
Colorado                                                               52,121        5.0%                   --          --
Other States (no State has more than 4% of total loans)               368,558       35.7%              328,087       33.3%
                                                                 ------------       -----         ------------       -----
              Total Residential  Mortgage Loans                       948,464       91.8%              889,696       90.3%
                                                                 ------------       -----         ------------       -----

Commercial Mortgage Loans:
New York Metropolitan Tri-State Area                                   81,274        7.8%               91,260        9.3%
Other States (no State has more than 3% of total loans)                 3,971         .4%                4,112       0 .4%
                                                                 ------------      ------         ------------       -----
              Total Commercial Mortgage Loans                          85,245        8.2%               95,372        9.7%
                                                                 ------------      ------         ------------       -----

Total                                                            $  1,033,709        100%         $    985,068        100%
                                                                 ============      ------         ============        ====

At June 30, 1998, approximately 40.3% of the Company's total Mortgage Loan portfolio consisted of loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

In addition, at such date, the majority of the commercial mortgage properties underlying the Company's commercial mortgage loans were located in the New York metropolitan tri-state area. Substantially all of these mortgaged properties were, at the time of their origination, at least 70% occupied by the borrowers or their affiliates. Consequently, these commercial mortgage loans may be subject to greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in the New York metropolitan tri-state areas that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages.


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

Part I
Item 2. (continued)


OTHER MATTERS

As of June 30,1998, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 86% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 1998 and 1997 annual distribution and administrative requirements.

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                           Three Months Ended June 30,
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            1998                                    1997
                                               Balance    Interest    Rate           Balance      Interest    Rate
                                               -------    --------    ----           -------      --------    ----
ASSETS:

Residential Mortgage Loans                   $  786,721  $   14,446    7.3%        $  974,170   $   18,619    7.6%
Commercial Mortgage Loans                        89,728       2,141    9.5%           101,831        2,385    9.4%
Cash                                            209,049       2,668    5.1%            31,865          383    4.8%
                                             ----------  ----------    ----        ----------   ----------    ----

         TOTAL INTEREST-EARNING ASSETS        1,085,498      19,255    7.1%         1,107,866       21,387    7.7%
                                             ----------  ----------    ----        ----------   ----------    ----

Allowance for Credit Losses                      (3,571)                               (3,305)
Due from Affiliates                              49,129                                20,014
Accrued Interest Receivable                       6,262                                 6,704
                                             ----------                           -----------

         TOTAL ASSETS                        $1,137,318                           $ 1,131,279
                                             ==========                           ===========

LIABILITIES:

Accounts Payable                             $    4,172                           $     4,153
Due to Affiliates                                 2,856                                 2,982
                                             ----------                           -----------

       TOTAL LIABILITIES                          7,028                                 7,135
                                             ----------                           -----------


STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized, 22,000,000
   Issued and Outstanding                       550,000                               550,000
Common Stock, Par Value $300 Per Share;
    5,000,000 Shares Authorized, 572,500
    Shares Issued and Outstanding               171,750                               171,750
Capital Surplus                                 381,637                               381,637
Retained Earnings                                26,903                                20,757
                                            -----------                           -----------

       TOTAL STOCKHOLDERS' EQUITY             1,130,290                             1,124,144
                                            -----------                           -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'  $ 1,137,318                           $ 1,131,279
                                            ===========                           ===========
           EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                            Six Months Ended June 30,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                               1998                               1997
                                                                  Balance    Interest       Rate     Balance     Interest     Rate
                                                                  -------    --------       ----     -------     --------     ----
ASSETS:

Residential Mortgage Loans                                     $  823,077    $   30,198     7.3%     $  962,028  $  36,285    7.5%
Commercial Mortgage Loans                                          92,214         4,327     9.4%        101,211      4,771    9.4%
Cash                                                              173,881         4,531     5.2%         41,098      1,072    5.2%
                                                             ------------    ----------     ----     ----------  ---------    ----

         TOTAL INTEREST-EARNING ASSETS                          1,089,172        39,056     7.2%      1,104,337     42,128    7.6%
                                                             ------------    ----------     ----     ----------  ---------    ----

Allowance for Credit Losses                                        (3,523)                               (3,229)
Due from Affiliates                                                41,343                                18,180
Accrued Interest Receivable                                         6,104                                 6,296
                                                             ------------                            ----------

         TOTAL ASSETS                                        $  1,133,096                           $ 1,125,584
                                                             ============                           ===========

LIABILITIES:

Accounts Payable                                             $      4,079                           $     4,113
Due to Affiliates                                                   2,815                                 2,067
                                                             ------------                           -----------

         TOTAL LIABILITIES                                          6,894                                 6,180
                                                             ------------                           -----------


STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized, 22,000,000
   Issued and Outstanding                                         550,000                               550,000
Common Stock, Par Value $300 Per Share;
    5,000,000 Shares Authorized, 572,500 Shares
    Issued and Outstanding                                        171,750                               171,750
Capital Surplus                                                   381,637                               381,637
Retained Earnings                                                  22,815                                16,017
                                                             ------------                           -----------

         TOTAL STOCKHOLDERS' EQUITY                             1,126,202                             1,119,404
                                                             ------------                           -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'                 $  1,133,096                           $ 1,125,584
                                                             ============                           ===========
           EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in thousands, except per share data)
                                   (Unaudited)


                                                              1998                                       1997
                                                  ----------------------------    -------------------------------------------------
                                                      Second        First            Fourth       Third       Second        First
                                                     Quarter      Quarter           Quarter      Quarter     Quarter      Quarter
INTEREST INCOME:

Residential Mortgage Loans                         $  14,446    $  15,752         $  16,511    $  17,994    $  18,619    $  17,666
Commercial Mortgage Loans                              2,141        2,186             2,334        2,286        2,385        2,386
Interest on Overnight Investments                      2,668        1,863             1,064          624          383          689
                                                   ---------    ---------         ---------    ---------    ---------    ---------
                                                      19,255       19,801            19,909       20,904       21,387       20,741
           Less: Servicing Fees                         (559)        (599)             (643)        (654)        (671)        (665)
                                                   ---------    ---------         ---------    ---------    ---------    ---------
      Net Interest Income                             18,696       19,202            19,266       20,250       20,716       20,076
                                                   ---------    ---------         ---------    ---------    ---------    ---------
NON INTEREST EXPENSE:

Advisory Fees                                             62           63                62           63           63           62
Other Administrative Expenses                             92          123                66           25           98           90
                                                   ---------    ---------         ---------    ---------    ---------    ---------
      Total Noninterest Expense                          154          186               128           88          161          152
                                                   ---------    ---------         ---------    ---------    ---------    ---------

NET INCOME                                        $   18,542    $  19,016         $  19,138    $  20,162    $  20,555    $  19,924
                                                  ==========    =========         =========    =========    =========    =========

NET INCOME APPLICABLE TO COMMON
    SHARES                                         $   7,404    $   7,879         $   8,001    $   9,024    $   9,417    $   8,787
                                                   =========    =========         =========    =========    =========    =========

NET INCOME PER COMMON SHARES                       $   12.93    $   13.76         $   13.98    $   15.76    $   16.45    $   15.35
                                                   =========    =========         =========    =========    =========    =========

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On April 1, 1998, Deborah L. Duncan and Don B. Taggart resigned from the Company's Board of Directors. On that day, the Bank, the holder of all outstanding shares of Common Stock of the Company, by unanimous written consent, elected the following persons as directors of the Company to serve until their respective successors shall have been elected and qualified: Richard J. Boyle, Dina Dublon, Thomas Jacob, William C. Langley, Louis M. Morrell, Joseph L. Sclafani and Robert S. Strong.


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


                                       CHASE PREFERRED CAPITAL CORPORATION
                                       -----------------------------------
                                                  (Registrant)


Date:   August 14, 1998                By   /s/Louis M. Morrell
        ---------------                   --------------------------------
                                               Louis M. Morrell
                                                  Treasurer