Form 10-Q
period 1998-09-30
CHASE PREFERRED CAPITAL CORP
filed 1998-11-16
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: September 30, 1998       Commission file number: 1-12151
                                                                        -------


                       CHASE PREFERRED CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        13-3899576
-------------------------------                       ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


  270 Park Avenue, New York, New York                        10017
 --------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code (212) 270-6000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]    No [_]


Common Stock, $300 Par Value                                            572,500
-------------------------------------------------------------------------------

Number of shares outstanding of each of the issuer's classes of common stock on
                              September 30, 1998.

================================================================================

                                 FORM 10-Q INDEX


Part I                                                                 Page
-----                                                                  ----

Item 1. Financial Statements - Chase Preferred Capital Corporation:

           Balance Sheet at September 30, 1998 and December 31, 1997.   3

           Statement of Income for the Three Months Ended
           September 30, 1998 and 1997.                                 4

           Statement of Income for the Nine Months Ended
           September 30, 1998 and 1997.                                 5

           Statement of Changes in Stockholders' Equity for the
           Nine Months Ended September 30, 1998 and 1997.               6

           Statement of Cash Flows for the Nine Months Ended
           September 30, 1998 and 1997.                                 7


        Notes to Financial Statements.                                  8


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                     10


Part II
-------

Item 6. Exhibits and Current Reports on Form 8-K.                      19

================================================================================

Part I
Item 1.


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                      (in thousands, except per share data)


                                                     September 30,  December 31,
                                                        1998            1997

                                                     (Unaudited)
ASSETS:

Residential Mortgage Loans                           $   956,608    $   889,696
Commercial Mortgage Loans                                 78,933         95,372
                                                     -----------    -----------
                                                       1,035,541        985,068
     Less: Allowance for Credit Losses                    (3,850)        (3,468)
                                                     -----------    -----------
                                                       1,031,691        981,600

Cash                                                      36,088         93,919
Due from Affiliates                                       48,684         40,664
Accrued Interest Receivable                                7,237          6,981
                                                     -----------    -----------

         TOTAL ASSETS                                $ 1,123,700    $ 1,123,164
                                                     ===========    ===========
LIABILITIES:

Accounts Payable                                     $       367    $       367
Due to Affiliates                                          2,921          2,867
                                                     -----------    -----------

         TOTAL LIABILITIES                                 3,288          3,234
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized, 22,000,000
   Issued and Outstanding                                550,000        550,000
Common Stock, Par Value $300 Per Share;
   5,000,000 Shares Authorized, 572,500 Shares
   Issued and Outstanding                                171,750        171,750
Capital Surplus                                          381,637        381,637
Retained Earnings                                         17,025         16,543
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                    1,120,412      1,119,930
                                                     -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,123,700    $ 1,123,164
                                                     ===========    ===========

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                        Three Months Ended September 30,
                      (in thousands, except per share data)
                                   (Unaudited)

                                                          1998         1997
INTEREST INCOME:

Residential Mortgage Loans                              $ 17,011    $ 17,994
Commercial Mortgage Loans                                  1,746       2,286
Interest on Overnight Investments                          1,371         624
                                                        --------    --------
                                                          20,128      20,904

     Less: Servicing Fees                                   (670)       (654)
                                                        --------    --------

     Net Interest Income                                  19,458      20,250
                                                        --------    --------

NON INTEREST EXPENSE:

Advisory Fees                                                 63          63
Other Administrative Expenses                                 93          25
                                                        --------    --------

     Total Noninterest Expense                               156          88
                                                        --------    --------

NET INCOME                                              $ 19,302    $ 20,162

NET INCOME APPLICABLE TO COMMON SHARES                  $  8,164    $  9,024
                                                        ========    ========

NET INCOME PER COMMON SHARE                             $  14.26    $  15.76
                                                        ========    ========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                         Nine Months Ended September 30,
                      (in thousands, except per share data)
                                   (Unaudited)

                                                        1998        1997
INTEREST INCOME:

 Residential Mortgage Loans                           $ 47,209    $ 54,279
 Commercial Mortgage Loans                               6,073       7,057
 Interest on Overnight Investments                       5,902       1,696
                                                      --------    --------
                                                        59,184      63,032

      Less: Servicing Fees                              (1,828)     (1,990)
                                                      --------    --------

      Net Interest Income                               57,356      61,042
                                                      --------    --------

 NON INTEREST EXPENSE:

 Advisory Fees                                             188         188
 Other Administrative Expenses                             308         213
                                                      --------    --------

      Total Noninterest Expense                            496         401
                                                      --------    --------

 NET INCOME                                           $ 56,860    $ 60,641

 NET INCOME APPLICABLE TO COMMON SHARES               $ 23,447    $ 27,228
                                                      ========    ========

NET INCOME PER COMMON SHARE                           $  40.96    $ 47.56
                                                      ========    ========



   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Nine Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)

                                                        1998           1997

PREFERRED STOCK:

Balance at Beginning of Year                        $   550,000    $   550,000
                                                    -----------    -----------

Balance at End of Period                                550,000        550,000
                                                    ===========    ===========


COMMON STOCK:

Balance at Beginning of Year                            171,750        171,750
                                                    -----------    -----------

Balance at End of Period                                171,750        171,750
                                                    ===========    ===========


ADDITIONAL PAID IN CAPITAL:

Balance at Beginning of Year                            381,637        381,637
                                                    -----------    -----------

Balance at End of Period                                381,637        381,637
                                                    ===========    ===========


RETAINED EARNINGS:

Balance at Beginning of Year                             16,543          9,339

Net Income                                               56,860         60,641

Common Dividends                                        (22,965)       (28,025)

Preferred Dividends                                     (33,413)       (33,413)
                                                    -----------    -----------

Balance at End of Period                                 17,025          8,542
                                                    ===========    ===========


TOTAL STOCKHOLDERS' EQUITY                          $ 1,120,412    $ 1,111,929
                                                    ===========    ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                         Nine Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)

                                                            1998         1997

OPERATING ACTIVITIES:

Net Income                                           $  56,860    $  60,641

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
      Net Change In:
         Due From Affiliates                            (8,020)      (6,822)
         Accrued Interest Receivable                     1,889          628
         Accounts Payable                                    0          (63)
         Due to Affiliates                                  54        2,607
                                                     ---------    ---------

Net Cash Provided by Operating Activities               50,783       56,991
                                                     ---------    ---------

INVESTING ACTIVITIES:

         Purchase of Mortgage Loans Net of Reserve    (483,961)    (159,992)
         Principal Payments Received                   432,724      180,805
         Purchase of Accrued Interest Receivable        (2,145)        (641)
         Sale of Loans Net of Reserve                    1,146            0
                                                     ---------    ---------

Net Cash Used by Investing Activities                  (52,236)     (20,172)
                                                     ---------    ---------

FINANCING ACTIVITIES:

Dividends Paid                                         (56,378)     (61,438)
                                                     ---------    ---------

Net Cash Used by Financing Activities                  (56,378)     (61,438)
                                                     ---------    ---------


NET INCREASE/(DECREASE) IN CASH                        (57,831)      15,725

CASH AT BEGINNING OF PERIOD                             93,919       31,091
                                                     ---------    ---------

CASH AT END OF PERIOD                                $  36,088    $  46,816
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

Part I
Item 1. (Continued)


For the quarters ended September 30, 1998 and 1997, advisory and servicing fees totaled approximately $733,000 and $717,000, respectively. For the nine months ended September 30, 1998 and 1997, advisory and servicing fees totaled approximately $2,016,000 and $2,178,000, respectively.

At September 30, 1998 and December 31, 1997, due from affiliates was approximately $48,684,000 and $40,664,000, respectively, which consisted primarily of mortgage loan payments received by CMMC, in its capacity as Sub-Servicer, on behalf of the Company. Pursuant to the terms of the servicing and subservicing agreements, the Company receives mortgage loan payments collected by the Servicer (and Sub-Servicer) in the month immediately following their collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended September 30, 1998 and 1997 amounted to approximately $1,371,000 and $624,000, respectively. Interest income on these deposits for the nine months ended September 30, 1998 and 1997 amounted to approximately $5,902,000 and $1,696,000, respectively.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For further discussion on the methodology for determining the fair value of the Mortgage Loans, reference is made to Note 7 of the Company's 1997 Annual Report.

Loans:

The carrying value and estimated fair value of Mortgage Loans at September 30, 1998 and December 31, 1997 are as follows (in thousands):

                                 September 30, 1998         December 31, 1997
                               -----------------------     --------------------
                               Carrying     Estimated      Carrying   Estimated
                                 Value      Fair Value       Value    Fair Value
                               --------     ----------     ---------  ----------
Residential Mortgage Loans     $ 956,608    $ 974,742      $ 889,696  $ 901,616
Commercial Mortgage Loans         78,933       87,652         95,372    103,462


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

Part I
Item 2.

                                                MANAGEMENT'S DISCUSSION AND ANALYSIS
                                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                 CHASE PREFERRED CAPITAL CORPORATION
                                                        FINANCIAL HIGHLIGHTS
                                        (in thousands, except per share, unit and ratio data)
                                                             (Unaudited)

                                                     Third            Third                Nine Months Ended
                                                    Quarter          Quarter                 September 30,
                                                     1998             1997               1998              1997
                                               ------------------------------       -----------------------------
INCOME STATEMENT:
Interest Income                                 $    20,128       $    20,904       $    59,184       $    63,032

Net Interest Income                                  19,458            20,250            57,356            61,042

Net Income                                           19,302            20,162            56,860            60,641

Average Number of Common Shares Outstanding         572,500           572,500           572,500           572,500

Net Income Applicable to Common Shares                8,164             9,024            23,447            27,228

Income Per Common Share                         $     14.26       $     15.76       $     40.96       $     47.56

BALANCE SHEET:

Mortgage Loans                                  $ 1,035,541       $ 1,039,386       $ 1,035,541       $ 1,039,386

Total Assets                                      1,123,700         1,115,145         1,123,700         1,115,145

Preferred Stock Outstanding                         550,000           550,000           550,000           550,000

Total Stockholders' Equity                      $ 1,120,412       $ 1,111,929       $ 1,120,412       $ 1,111,929


OTHER DATA:

Dividends Paid on Preferred Shares              $    11,138       $    11,138       $    33,413       $    33,413

Dividends Paid on Common Shares                 $     7,400       $     9,550       $    22,965       $    28,025

Number of Preferred Shares Outstanding           22,000,000        22,000,000        22,000,000        22,000,000

Number of Common Shares Outstanding                 572,500           572,500           572,500           572,500

Average Yield on  Mortgage Loans                        7.6%              7.8%              7.6%              7.7%

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

RESULTS OF OPERATIONS

For the quarters ended September 30, 1998 and 1997, the Company reported net interest income of approximately $19,458,000 and $20,250,000, respectively. Interest income from residential and commercial mortgage loans was approximately $17,011,000 and $1,746,000, respectively, for the quarter ended September 30, 1998 and approximately $17,994,000 and $2,286,000, respectively, for the quarter ended September 30, 1997. The total average yield for the quarters ended September 30, 1998 and 1997 was 7.6% and 7.8%, respectively. After deduction of approximately $63,000 and $93,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $19,302,000 for the quarter ended September 30, 1998. This compared to net income of approximately $20,162,000 for the quarter ended September 30, 1997, after deducting approximately $63,000 and $25,000 in advisory fees and other administrative expenses, respectively. The Company reported basic

Part I
Item 2. (continued)


earnings per common share of $14.26 and $15.76 for the quarters ended September 30, 1998 and 1997, respectively. The lower results for the third quarter of 1998 when compared to the third quarter of 1997 reflect the impact of lower interest rates and higher prepayments of residential mortgage loans during the third quarter of 1998.

For the nine months ended September 30, 1998 and 1997, the Company reported net interest income of approximately $57,356,000 and $61,042,000, respectively. Interest income from residential and commercial mortgage loans was approximately $47,209,000 and $6,073,000, respectively, for the nine months ended September 30, 1998 and approximately $54,279,000 and $7,057,000, respectively, for the nine months ended September 30, 1997. The total average yield for the nine months ended September 30, 1998 and 1997 was 7.6% and 7.7%, respectively. After deduction of approximately $188,000 and $308,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $56,860,000 for the nine months ended September 30, 1998. This is compared to net income of approximately $60,641,000 for the nine months ended September 30, 1997, after deducting approximately $188,000 and $213,000 in advisory fees and other administrative expenses, respectively. The Company reported basic earnings per common share of $40.96 and $47.56 for the nine months ended September 30, 1998 and 1997, respectively. The lower results for the nine months ended 1998 when compared with the same period in 1997 reflect the impact of lower interest rates and higher prepayments of residential mortgage loans, primarily during the second and third quarters of 1998.

The Company paid dividends on the Series A Preferred Shares of $11,137,500 for each of the quarters ended September 30, 1998 and 1997, and $33,412,500 for each of the nine months ended September 30, 1998 and 1997. As of this date, all dividend payments on Series A Preferred Shares are current. For the nine months ended September 30, 1998, the Company paid Common Stock dividends of approximately $22,965,000. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Code.

MORTGAGE LOANS

Mortgage Loans consist of both residential and commercial mortgage loans. At September 30, 1998, residential mortgage loans in the portfolio consisted of six-month adjustable rate mortgages ("ARMs"); one-year ARMs; three-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to three-year and six-month ARMs; and fixed rate loans. The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. From inception through March 31, 1998, the Company maintained approximately 90% of its mortgage loan portfolio in residential mortgage loans and approximately 10% of its portfolio in commercial mortgage loans. At September 30, 1998, the mortgage loan portfolio consisted of approximately 92% residential mortgage loans and 8% commercial mortgage loans. These ratios will continue to change over time as the Company expects maturing and prepaying commercial loans to be replaced by residential mortgage loans. All Mortgage Loans were purchased from the Bank or its affiliates. Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property located in their respective jurisdictions.

For the quarters ended September 30, 1998 and 1997, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $174,316,000 and $50,488,000, respectively, from affiliates of the Bank. In addition, for the quarters ended September 30, 1998 and 1997, the Company received approximately $172,484,000 and $83,021,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer). The increase in mortgage loans purchased and principal payments received for the third quarter of 1998 when compared to the third quarter of 1997 reflect the impact of lower interest rates and higher prepayments of residential mortgage loans during the third quarter of 1998.

For the nine months ended September 30, 1998 and 1997, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $484,783,000 and $160,210,000, respectively, from affiliates of the Bank. In addition, for the nine months ended September 30, 1998 and 1997, the Company received approximately $432,724,000 and $180,805,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-

Part I
Item 2. (continued)


Servicer). The increase in mortgage loans purchased and principal payments received for the nine months ended 1998 when compared with the same period in 1997 reflect the impact of lower interest rates and higher prepayments of residential mortgage loans, primarily during the second and third quarters of 1998.


The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:

Interest-Earning Asset Mix         At September 30, 1998   At December 31, 1997
    (in thousands)                 Amount        Percent   Amount       Percent
--------------------------------------------------------------------------------
Residential Mortgage Loans         $  956,608      92.4%   $  889,696     90.3%
Commercial Mortgage Loans              78,933       7.6%       95,372      9.7%
                                   -------------   -----   ----------     -----
Total Interest-Earning Assets      $   1,035,541    100%   $  985,068      100%
                                   =============   =====   ==========     =====
-------------------------------------------------------------------------------

For a further discussion on the Company's acquisition and disposition policies for Mortgage Loans, reference is made to Note 2 of the Company's 1997 Annual Report.

At September 30, 1998, there were approximately $321,000 of nonaccruing residential mortgage loans compared with $3,330,000 at December 31, 1997. At September 30, 1998 there were approximately $337,000 of nonaccruing commercial mortgage loans compared to none at December 31, 1997. At September 30, 1998 and December 31,1997, nonaccruing loans represented .06% and .34%, respectively, of the total loan portfolio. For the quarter ended September 30, 1998, there were no nonaccrual loans sold. For the nine months ended September 30, 1998, the Company sold approximately $2,488,000 of nonaccruing residential mortgage loans to a wholly-owned subsidiary of The Chase Manhattan Corporation and an unaffiliated third party.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for credit losses as of September 30, 1998 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, and legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for credit losses.

The accompanying table reflects the activity in the Company's allowance for credit losses for the periods indicated:


                                            Three Months Ended    Nine Months Ended
Allowance for Credit Losses                9/30/98     9/30/97    9/30/98     9/30/97
    (in thousands)
--------------------------------------------------------------------------------------
Total Allowance at Beginning of Period     $ 3,555     $ 3,379    $ 3,468     $ 3,150
Acquired Allowance                             295         100        822         329
Provision for Losses                             0           0          0           0
Charge-Offs                                      0           0        (78)          0
Recoveries                                       0           0          0           0
Sale of Loans                                    0        (111)      (362)        (111)
                                           -------     -------    -------       ------

    Total Allowance at End of Period       $ 3,850     $ 3,368    $ 3,850      $ 3,368
                                           =======     =======    =======      =======

At September 30, 1998 and 1997, the Company's allowance for credit losses as a percentage of total loans was .37% and .32%, respectively.

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

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of September 30, 1998 and December 31, 1997:


  Geographical Breakout                    September 30, 1998      December 31, 1997
    (in thousands)                         Amount      Percent     Amount    Percent
------------------------------------------------------------------------------------
Residential Mortgage Loans:
California                                $  402,752    38.9%     $ 444,078    5.1%
New York                                      50,390     4.9%        66,972    6.8%
Florida                                       48,542     4.7%        50,559    5.1%
Colorado                                      56,467     5.4%             -      -
Other States (no State has more than 4%
     of total loans)                         398,457    38.5%        328,087  33.3%
                                           ----------   -----     ----------  -----
     Total Residential  Mortgage Loans       956,608    92.4%        889,696  90.3%
                                           ----------   -----     ----------  -----

Commercial Mortgage Loans:
New York Metropolitan Tri-State Area          75,034     7.2%         91,260   9.3%
Other States (no State has more than 3%
     of total loans)                           3,899     0.4%          4,112    0.4%
                                           ----------   -----     -----------  -----
     Total Commercial Mortgage Loans          78,933     7.6%         95,372    9.7%
                                           ----------   -----     -----------  -----

Total                                     $1,035,541     100%     $  985,068    100%
                                          ===========   =====     ===========   ====


At September 30, 1998, approximately 38.9% of the Company's total Mortgage Loan portfolio consisted of loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

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


OTHER MATTERS

As of September 30, 1998, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, are 100% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 90% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 1998 annual distribution and administrative requirements.

                                                 CHASE PREFERRED CAPITAL CORPORATION
                                                        AVERAGE BALANCE SHEET
                                                  Three Months Ended September 30,
                                                (in thousands, except per share data)
                                                             (Unaudited)


                                                                   1998         Rate                          1997        Rate
                                                  Balance        Interest    (Annualized)        Balance     Interest  (Annualized)
                                                  -------        --------    ------------        -------     --------  ------------
ASSETS:

Residential Mortgage Loans                     $   896,559     $    17,011       7.6%      $   942,501    $    17,994      7.6%
Commercial Mortgage Loans                           84,232           1,746       8.3%          100,076          2,286      9.1%
Cash                                                89,123           1,371       6.2%           49,604            624      5.0%
                                               -----------     -----------     -----        -----------    -----------    -----

     TOTAL INTEREST-EARNING ASSETS               1,069,914          20,128       7.5%        1,092,181         20,904      7.7%
                                               -----------     -----------     -----        -----------    -----------    -----

Allowance for Credit Losses                         (3,577)         (3,355)
Due from Affiliates                                 56,219          26,984
Accrued Interest Receivable                          6,551           6,788
                                               -----------     -----------

     TOTAL ASSETS                              $ 1,129,107     $ 1,122,598
                                               ===========     ===========

LIABILITIES:

Accounts Payable                               $     2,924     $     4,206
Due to Affiliates                                    3,941           2,835
                                               -----------     -----------

     TOTAL LIABILITIES                               6,865           7,041
                                               -----------     -----------


STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized,
   22,000,000 Issued and Outstanding               550,000         550,000
Common Stock, Par Value $300 Per Share;
    5,000,000 Shares Authorized, 572,500
    Shares Issued and Outstanding                  171,750         171,750
Capital Surplus                                    381,637         381,637
Retained Earnings                                   18,855          12,170
                                               -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY                  1,122,242       1,115,557
                                               -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                  $ 1,129,107     $ 1,122,598
                                               ===========     ===========


                                                 CHASE PREFERRED CAPITAL CORPORATION
                                                        AVERAGE BALANCE SHEET
                                                   Nine Months Ended September 30,
                                                (in thousands, except per share data)
                                                             (Unaudited)


                                                              1998        Rate                         1997        Rate
                                             Balance        Interest     (Annualized)      Balance       Interest  (Annualized)
                                             -------        --------     ------------      -------       --------  ------------
ASSETS:
Residential Mortgage Loans                  $   847,840    $    47,209      7.4% $   955,544   $    54,279         7.6%
Commercial Mortgage Loans                        89,524          6,073      9.0%     100,836         7,057         9.3%
Cash                                            145,318          5,902      5.4%      43,858         1,696         5.2%
                                            -----------    -----------    ---    -----------   -----------   ------------

     TOTAL INTEREST-EARNING ASSETS            1,082,682         59,184      7.3%   1,100,238        63,032         7.6%
                                            -----------    -----------    ---    -----------   -----------   ------------

Allowance for Credit Losses                      (3,541)                              (3,271)
Due from Affiliates                              46,356                               15,251
Accrued Interest Receivable                       6,255                                6,462
                                            -----------                          -----------

     TOTAL ASSETS                           $ 1,131,752                          $ 1,118,680
                                            ===========                          ===========

LIABILITIES:

Accounts Payable                            $     3,315                          $       525
Due to Affiliates                                 3,570                                  344
                                            -----------                          -----------

     TOTAL LIABILITIES                            6,885                                  869
                                            -----------                          -----------


STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized,
   22,000,000 Issued and Outstanding            550,000                              550,000
Common Stock, Par Value $300 Per Share;
    5,000,000 Shares Authorized, 572,500
    Shares Issued and Outstanding               171,750                              171,750
Capital Surplus                                 381,637                              381,637
Retained Earnings                                21,480                               14,424
                                            -----------                         ------------

     TOTAL STOCKHOLDERS' EQUITY               1,124,867                            1,117,811
                                            -----------                         ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                               $ 1,131,752                        $   1,118,680
                                            ===========                         ============


                                                 CHASE PREFERRED CAPITAL CORPORATION
                                                   QUARTERLY FINANCIAL INFORMATION
                                                (in thousands, except per share data)
                                                             (Unaudited)


                                                                   1998                                    1997
                                                 -----------------------------------  ---------------------------------------------
                                                  Third       Second         First       Fourth      Third      Second       First
                                                 Quarter      Quarter      Quarter       Quarter    Quarter     Quarter    Quarter
INTEREST INCOME:

Residential Mortgage Loans                      $   17,011   $   14,446  $   15,752    $   16,511 $   17,994  $   18,619 $   17,666
Commercial Mortgage Loans                            1,746        2,141       2,186         2,334      2,286       2,385      2,386
Interest on Overnight Investments                    1,371        2,668       1,863         1,064        624         383        689
                                                ----------   ----------  ----------     ---------   --------   ---------  ---------
                                                    20,128       19,255      19,801        19,909     20,904      21,387     20,741
           Less: Servicing Fees                      (670)        (559)       (599)         (643)      (654)       (671)      (665)
                                                ----------   ----------  ----------     ---------  ---------   ---------  ---------
      Net Interest Income                           19,458       18,696      19,202        19,266     20,250      20,716     20,076
                                                ----------   ----------  ----------     ---------  ---------   ---------  ---------
NON INTEREST EXPENSE:

Advisory Fees                                           63           62          63            62         63          63         62
Other Administrative Expenses                           93           92         123            66         25          98         90
                                                ----------   ----------  ----------     ---------  ---------   ---------  ---------
      Total Noninterest Expense                        156          154         186           128         88         161        152
                                                ----------   ----------  ----------     ---------  ---------   ---------  ---------

NET INCOME                                      $   19,302   $   18,542   $  19,016  $      19,138  $  20,162  $   20,555  $  19,924
                                                ==========   ==========   =========  = ===========  =========  ==========  =========

NET INCOME APPLICABLE TO COMMON
    SHARES                                      $    8,164   $    7,404  $    7,879     $   8,001  $   9,024   $   9,417  $   8,787
                                                ==========   ==========  ==========     =========  =========   =========  =========

NET INCOME PER COMMON SHARE                     $    14.26   $    12.93  $    13.76     $   13.98  $   15.76   $   16.45  $   15.35
                                                ==========   ==========  ==========     =========  =========   =========  =========

Part II - OTHER INFORMATION

Item 6. Exhibits and Current Reports on Form 8-K
------------------------------------------------

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


                                             CHASE PREFERRED CAPITAL CORPORATION
                                                       (Registrant)



Date: November 16, 1998                      By  /s/ Louis M. Morrell
      -------------------                        ------------------------------
                                                     Louis M. Morrell
                                                         Treasurer