Form 10-K
period 1998-12-31
CHASE PREFERRED CAPITAL CORP
filed 1999-03-26
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934


For the fiscal year ended                                       Commission file
    December 31, 1998                                            number 1-12151


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

Number of Shares of Common Stock outstanding on December 31, 1998: 1

      Indicate by check mark whether the
Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      All outstanding shares of Common Stock were held by The Chase Manhattan Bank at December 31, 1998;
therefore, no Common Stock is held by nonaffiliates.

Document incorporated by reference                         Part of Form 10-K
     in this Form 10-K                                     which incorporated
----------------------------------                        ---------------------
            None

FORM 10-K

PART I                                                                PAGE
------                                                                ----

Item 1    Business.................................................     1
Item 2    Properties...............................................     4
Item 3    Legal Proceedings........................................     4
Item 4    Submission of Matters to a Vote of Security Holders......     5


Part II
-------
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters......................................     5

Item 6    Selected Financial Data..................................     6
Item 7    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................     7
Item 7A   Quantitative and Qualitative Disclosures Regarding
               Market Risk.........................................    12

Item 8    Financial Statements and Supplementary Data..............    13
Item 9    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.................    25

Part III
--------
Item 10   Directors and Executive Officers of the Corporation......    25
Item 11   Executive Compensation...................................    26
Item 12   Security Ownership of Certain Beneficial Owners and
               Management..........................................    26
Item 13   Certain Relationships and Related Transactions...........    26

Part IV
-------
Item 14   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.........................................    26

ITEM 1: BUSINESS
-----------------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation and a wholly-owned subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York.

The Company began operating in 1996, upon completion of an initial public offering of 22,000,000 shares of its 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), which are currently traded on the New York Stock Exchange. The Company used the net proceeds of that offering (after payment of offering expenses), together with capital invested by the Bank, to purchase a portfolio of residential and commercial mortgage loans ("Mortgage Loans").

The Company's principal business objective is to acquire, hold and manage Mortgage Loans that will generate net income for distribution to stockholders. The Company's initial portfolio of Mortgage Loans was 90% residential and 10% commercial. Over time, as commercial mortgage loans have matured or prepaid, they have been replaced with residential mortgage loans. Currently, 92.4% of the Company's portfolio is comprised of residential mortgage loans, with the balance consisting of commercial mortgage loans, and, as commercial loans continue to prepay or mature, the proportion of the Company's portfolio consisting of residential mortgage loans is expected to increase. The Company's residential mortgage loans consist of the following:
o     six-month prime rate adjustable rate mortgages ("ARMs");
o     six-month treasury ARMs;
o three-year fixed rate loans with an automatic conversion to six-month and three-year ARMs;
o one, three, five, seven and ten-year fixed rate loans with an automatic conversion to one-year ARMs; and
o     fixed rate loans.
The Company's commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments.

The Company currently anticipates that it will continue to acquire all its Mortgage Loans from the Bank, or affiliates of the Bank, as whole loans secured by first mortgages or deeds of trust on single-family (one to four-unit) residential real estate properties or on commercial real estate properties on terms substantially identical to those the Company could obtain from unaffiliated third parties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the "Code") that are rated by at least one nationally recognized statistical rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgaged-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

The Company does not anticipate that it will originate Mortgage Loans or compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage banks or insurance companies in acquiring its Mortgage Loans.

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

The Mortgage Loans have been sold to the Company by the Bank on a servicing retained basis. The Bank services the Mortgage Loans pursuant to the terms of servicing agreements ("Servicing Agreements") between the Company and the Bank. (The Bank in its role as servicer under the terms of the servicing agreements is herein referred to as the "Servicer"). The Servicer receives an annual servicing fee with respect to each Mortgage Loan serviced for the Company equal to: (1) in the case of residential mortgage loans, their outstanding principal balance times 0.25%; and (2) in the case of commercial mortgage loans, their outstanding principal balance times a percentage ranging from 0.08% to 0.30%, depending upon the outstanding principal amount of the particular commercial mortgage loan.

The Servicer has entered into sub-servicing ("Sub-Agreements") with Chase Manhattan Mortgage Corporation ("CMMC" or "sub-servicer"), a wholly-owned subsidiary of Chase Manhattan Bank, USA, National Association, an indirect wholly-owned subsidiary of The Chase Manhattan Corporation ("CMC").

The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans or other investments, (iv) offer securities in exchange for property or (v) make loans to third parties, including, without limitation, officers, directors or other affiliates of the Company. The Company may, under certain circumstances, purchase the Series A Preferred Shares and other shares of its capital stock in the open market or otherwise, provided, however, that the Company will not redeem or repurchase any shares of its Common Stock for so long as any Series A Preferred Shares are outstanding without the approval of a majority of the Independent Directors (as defined in the Certificate of Designation relating to the Series A Preferred Shares). The Company does not currently intend to repurchase any shares of its capital stock, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

Restrictions on Ownership and Transfer:
---------------------------------------
The Company's Certificate of Incorporation contains certain restrictions on the number of shares of Common Stock and Preferred Stock that individual stockholders may own. For the Company to qualify as a REIT under the Code, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Persons Test"). The ownership by the Bank of 100% of the shares of Common Stock of the REIT will not adversely affect the Company's REIT qualification because each stockholder of CMC (the sole stockholder of the Bank) counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of CMC is widely held. Further, the Company's Certificate of Incorporation contains restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test, including a provision voiding any transfer of shares of capital stock of the Company that would cause the Company to be beneficially owned by fewer than 100 persons.

Subject to certain exceptions specified in the Company's Certificate of Incorporation, no holder of Preferred Stock is permitted to own (including by virtue of the attribution provisions of the Code) more than 9.9% (the "Ownership Limit") of any issued and outstanding class or series of Preferred Stock. The Board of Directors is permitted but not required to waive the Ownership Limit with respect to a holder upon receipt of an Internal Revenue Service ("IRS") ruling or an opinion of counsel satisfactory to the Company, to the effect that the holder's ownership will not then or in the future jeopardize the Company's status as a REIT.

The Company's Certificate of Incorporation provides that shares of any class or series of Preferred Stock owned or deemed owned by or transferred to a stockholder in excess of the Ownership Limit (the "Excess Shares") will automatically be transferred, by operation of law, to a trust for the exclusive benefit of a charity to be named by the Company as of the day prior to the date of the prohibited transfer. Any distributions paid prior to the discovery of the prohibited transfer must be repaid by the original transferee to the Company and by the Company to the trustee and any unpaid distributions payable to the original transferee will be rescinded as void. Any vote of those shares on behalf of the original transferee prior to the Company's discovery of the prohibited transfer will be void and the original transferee will be deemed to have given its proxy to the trustee. In liquidation, the original transferee's ratable share of the Company's assets would be limited to the price paid by the original transferee for the Excess Shares or, if no value was given, the price per share equal to the closing market price on the date of the purported transfer. The trustee of the trust will promptly sell the shares to any person whose ownership is not prohibited, and the interest of the trust will then terminate. Proceeds of the sale will be paid to the original transferee up to its purchase price (or, if the original transferee did not purchase the shares, the value on the date of acquisition by that transferee) and any remaining proceeds shall be paid to a charity to be named by the Company.

The constructive ownership rules of the Code are complex and may cause Preferred Stock owned, directly or indirectly, by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.9% of a class or series of Preferred Stock, or the acquisition of an interest in an entity that owns shares of a class or series of Preferred Stock could cause an individual or entity to own constructively in excess of 9.9% of that class or series, and thus subject shares of that class or series to the Ownership Limit. Direct or constructive ownership in excess of the Ownership Limit would cause the Excess Shares to be transferred to the trustee.

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

The Company's Certificate of Incorporation requires that any person who beneficially owns 1% (or such lower percentage as may be required by the Code or the Treasury Regulations) of the outstanding shares of any class or series of Preferred Stock of the Company must provide certain information to the Company within 30 days of June 30 and December 31 of each year. In addition, each stockholder shall upon demand be required to disclose to the Company in writing such information as the Company may request in order to determine the effect, if any, of that stockholder's actual and constructive ownership on the Company's status as a REIT and to ensure compliance with the Ownership Limit.

The Company has no foreign operations.

Important Factors that May Affect Future Results:
-------------------------------------------------

From time to time, the Company has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate", "expect", "estimate", "intend", "plan", "goal", "believe", or other words of similar meaning. Forward-looking statements give the Company's current expectations or forecasts of future events, circumstances or results. The Company's disclosure in this report contains forward-looking statements. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not undertake to update forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its reports filed with the Securities and Exchange Commission.

All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in its forward-looking statements. Factors that might cause the Company's future financial performance to vary from that described in its forward-looking statements including the interest rate, credit and other risks discussed in the "Management's Discussion and Analysis" section of this report. In addition, set forth below are certain risks and uncertainties that the Company believes could cause its actual future results to differ materially from expected results. However, other factors besides those discussed in this or the Company's other reports to the SEC could also adversely affect the Company's results and you should not consider any such list of factors to be a complete set of all potential risks and uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Dependence Upon Bank as Advisor and Servicer

The Company is dependent for the selection, structuring and monitoring of its assets on the diligence and skill of its officers (all of whom are also officers of the Bank or its affiliates) and the officers and employees of the Bank, who are acting on behalf of the Bank as Advisor to the Company. In addition, the Company is dependent upon the expertise of the Bank, as Servicer, for the servicing of its Mortgage Loans. In the event that the Advisor or Servicer subcontract any of their respective obligations, the Company will be dependent upon the parties to whom those obligations are subcontracted.

Potential Conflicts of Interest with the Bank and its Affiliates

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank is the sole holder of the Company's Common Stock and administers its day-to-day activities as Advisor. In addition, the Bank also services all of the Company's Mortgage Loans. The Bank and its affiliates may have interests that are not identical to those of the Company, and conflicts of interest may arise with respect to transactions, including acquisitions and dispositions of Mortgage Loans and servicing of Mortgage Loans, particularly those placed on classified or nonaccrual status. For example, in the case of commercial Mortgage Loans, the Company's interest will be limited to the loan, while the Bank may have other interests as a result of an overall banking relationship with the mortgagor. In addition, if the Bank acts as lender with respect to other credit facilities for a particular mortgagor, the Bank, in its role as Advisor, may become subject to a conflict of interest if the Mortgage Loan of that mortgagor becomes classified or placed on nonaccrual status. It is the intention of the Company and the Bank that any agreement and transactions between them are fair to all parties and consistent with market terms. In addition, certain actions of the Company must be approved by a majority of the Company's independent Directors (as defined in the Certificate of Designation for the Series A Preferred Shares).

Interest Rate Risk

The Company's income will consist primarily of interest payments on the Mortgage Loans held by it. The Company anticipates that most of its Mortgage Loans will bear interest at adjustable rates. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Mortgage Loans are based), then the Company will experience a decrease in income available for distribution to stockholders. In such an interest rate environment, the Company may experience an increase in prepayments on its residential Mortgage Loans and may find it more difficult to purchase additional Mortgage Loans bearing rates sufficient to support payment of dividends to stockholders. In addition, certain residential Mortgage Loans convert an adjustable rate mortgage to a fixed rate mortgage, thus "locking in" a low fixed interest rate. Because the dividend rate on the Company's outstanding Preferred Stock is fixed, there can be no assurance that a significant decline in prevailing interest rates would not adversely affect the Company's ability to pay those dividends.


ITEM 2: PROPERTIES

The Company, a subsidiary of the Bank, utilizes space at the headquarters of the Bank, located in New York City at 270 Park Avenue.


ITEM 3: LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. None of the Company, the Advisor, the Bank or any of its affiliates is currently involved in or, to the Company's knowledge, currently threatened with any material litigation with respect to the Company's Mortgage Loans which would have a material adverse effect on the business or operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent in lieu of a meeting dated as of December 21, 1998, the Board of Directors approved and submitted to the Bank, as sole common stockholder of the Company, a proposed amendment to the Company's Certificate of Incorporation reducing the Company's authorized common stock from 5,000,000 shares having a par value of $300 per share to one share having a par value of $171,750,000. The amendment was approved by the Bank by written consent in lieu of a meeting as of December 21, 1998 and became effective on December 29, 1998. As a result of the amendment, the Company's issued and outstanding common stock was changed from 572,500 shares having a par value of $300 per share ($171,750,000 par value in the aggregate) to a single share having a par value of $171,750,000.

By written consent in lieu of a meeting dated as of September 24, 1998, the Bank, as sole shareholder of the Company, set the number of directors of the Company at seven and elected the following seven persons as directors of the Company, to serve until their successors are duly chosen and qualified: Mr. Richard J. Boyle, Ms. Dina Dublon, Mr. Thomas Jacob, Mr. William C. Langley, Mr. Louis M. Morrell, Mr. Joseph L. Sclafani and Mr. Robert S. Strong.


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 1998, the Company was authorized to issue one share of Common Stock and 50,000,000 shares of Preferred Stock, $25 par value per share ("Preferred Stock"), of which 22,000,000 Series A Preferred Shares have been issued. The Bank is the sole owner of the Company's Common Stock. Accordingly, there is no trading market for the Company's Common Stock. In addition, CMC intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of Series A Preferred Stock, all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share.

Holders of Common Stock are entitled to receive dividends when, as and if, declared by the Board of Directors of the Company out of funds legally available therefor. However, so long as any shares of Preferred Stock (including the Series A Preferred Shares) are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of the Preferred Stock, including accumulations in the case of cumulative Preferred Stock, have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders.

ITEM 6: SELECTED FINANCIAL DATA


                                                           FINANCIAL DATA
                                             (in thousands, except share and yield data)

                                                                         For the Period from Inception
                                            Year Ended     Year Ended        (September 18, 1996)
                                             12/31/98       12/31/97           through 12/31/96

INCOME STATEMENT:

Interest income                            $    79,428    $    82,941           $    22,830

Net interest income                             77,179         80,308                22,156

Net income                                      76,559         79,779                22,085

Net income applicable to common shares          32,009         35,229                 9,339

Income per common share                    $    32,009    $    35,229           $     9,339


BALANCE SHEET:

Mortgage loans                             $ 1,021,368    $   985,068           $ 1,059,981

Total assets                                 1,121,307      1,123,164             1,113,398

Preferred stock outstanding                    550,000        550,000               550,000

Total stockholders' equity                 $ 1,120,874    $ 1,119,930           $ 1,112,726


OTHER DATA:

Dividends paid on preferred shares         $    44,550    $    44,550           $    12,746

Dividends paid on common shares            $    31,065    $    28,025           $         0

Number of preferred shares outstanding      22,000,000     22,000,000            22,000,000

Number of common shares outstanding(a)               1              1                     1

Average yield on mortgage loans                    7.6%           7.8%                  7.4%


-----------------
(a) All common share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The principal business of the Company is to acquire, hold and manage Mortgage Loans that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from the Bank, a banking corporation organized under the laws of the State of New York, or from affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire Mortgage-Backed Securities. Mortgage loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

The Company began operations in 1996 upon completion of an initial public offering of 22,000,000 Series A Preferred Shares. The Series A Preferred Shares are traded on the New York Stock Exchange. The Company's Common Stock is held solely by the Bank.

The Bank administers the day-to-day activities of the Company in its role as Advisor under the Agreement. CMMC sub-services the Company's Mortgage Loans on behalf of the Servicer under each of the Servicing Agreements.

The Bank and its affiliates may have interests that are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of Mortgage Loans from the Bank or its affiliates; servicing of Mortgage Loans, particularly with respect to Mortgage Loans that become classified or placed in nonaccrual status or which have been, more than once during the preceding twelve months, more than 30 days past due in the payment of principal and interest; future dispositions of Mortgage Loans to CMC or any of its nonbank subsidiaries; and the modification of the Agreement or the Servicing Agreements.

The Company intends that any agreements and transactions between the Company, on the one hand, and CMC, the Bank or their affiliates, on the other hand, will be fair to all parties and consistent with market terms. The requirement in the Certificate of Designation establishing the Series A Preferred Shares that certain actions of the Company be approved by a majority of the Independent Directors (as defined in the Certificate of Designation) is also intended to ensure fair dealing between the Company and CMC, the Bank and their respective affiliates. However, there can be no assurance that those agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

RESULTS OF OPERATIONS

The Company reported net interest income of approximately $77,179,000 for 1998 compared with $80,308,000 in 1997. The Company's basic earnings per share were $32,009,000 and $35,229,000 in 1998 and 1997, respectively. In 1998, interest income from residential and commercial mortgage loans was $64,430,000 and $7,909,000, respectively, representing a total average yield of 7.6%. In 1997, interest income from residential and commercial mortgage loans was $70,790,000 and $9,391,000, respectively, representing a total average yield of 7.8% for 1997. After deductions of approximately $250,000 and $370,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $76,559,000 for 1998 compared with net income of $79,779,000 for 1997. The lower results for 1998 when compared to 1997 reflect the impact of lower interest rates and higher prepayments of residential mortgage loans during 1998.

In 1998 and 1997, the Company paid $44,550,000 in Preferred Stock dividends. As of the date of this report, all dividend payments on the Series A Preferred Shares are current. In addition, the Company paid Common Stock dividends of approximately $31,065,000 in 1998, compared with $28,025,000 in 1997. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor.

The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.

The Company anticipates that the amount of taxes payable by the Company will be reduced as a result of the recapitalization of the Company's Common Stock, effective December 29, 1998. See Item 4.

MORTGAGE LOANS

At December 31, 1998, the Company had $1,021,368,000 invested in Mortgage Loans, compared with $985,068,000 at December 31, 1997. For the years ended December 31, 1998 and 1997, the Company purchased Mortgage Loans having an outstanding principal balance of $643,947,000 and $210,588,000, respectively, from the Bank or its affiliates. In addition, during 1998, the Company received approximately $606,061,000 of principal payments on its portfolio from the Servicer (and sub-servicer).

The following table reflects residential and commercial mortgage loans as a percentage of total Mortgage Loans:

Mortgage Loans                 At December 31, 1998       At December 31, 1997
    (in thousands)              Amount     Percent       Amount       Percent

Residential mortgage loans    $   944,012     92.4%      $ 889,696     90.3%
Commercial mortgage loans          77,356      7.6%         95,372      9.7%
                              -----------    ------      ---------     -----
Total mortgage loans          $ 1,021,368      100%      $ 985,068      100%
                              ===========    ======      =========     =====


The Company intends that each Mortgage Loan acquired from the Bank or one of its affiliates in the future will be a whole loan, will represent a first lien position and will be originated by the Bank or such affiliate in the ordinary course of its real estate lending activities based on the underwriting standards generally applied (at the time of origination) for its own account by the Bank or the affiliate of the Bank that originated the Mortgage Loan. The Company also intends that all Mortgage Loans held by the Company will be serviced pursuant to the Servicing Agreements, which require servicing in conformity with (1) generally accepted secondary market standards, (2) all servicing guidelines promulgated by the Company and (3) in the case of residential mortgage loans, FNMA and FHLMC guidelines and procedures.

Currently, the Company's policy prohibits the acquisition of any commercial mortgage loan that constitutes more than 5% of the total book value of the mortgage assets of the Company at the time of its acquisition. In addition, the Company's current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), that (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status, or (c) renegotiated due to financial deterioration of the borrower; or
(iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest.

The Company may choose, at any time subsequent to its acquisition of any Mortgage Loan, to require the Servicer to dispose of the Mortgage Loan, for any reason, including as a result of the Mortgage Loan becoming classified or being placed in nonaccrual status or having been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. The Bank has indicated to the Company that it will not purchase any Mortgage Loan of the Company that the Company chooses to dispose of for the foregoing reasons. Accordingly, the Company currently anticipates that the Company would continue to sell any such Mortgage Loan at its then current fair value only to CMC, a nonbank subsidiary of CMC, or an unrelated third party.

There were no nonaccruing residential mortgage loans at December 31, 1998, compared with $3,330,000 of nonaccruing residential mortgage loans at December 31, 1997. There were no nonaccruing commercial mortgage loans for either period. At December 31, 1998 and 1997, nonaccruing loans represented 0% and .34%, respectively, of the total loan portfolio. The Company sold $2,488,000 of nonaccruing residential mortgage loans to a wholly-owned subsidiary of CMC during the twelve months ended December 31, 1998. No gain or loss was recognized from this sale.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for loan losses as of December 31, 1998 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, and legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The accompanying table reflects the activity in the Company's allowance for loan losses during 1998 and 1997:

Allowance for Loan Losses                          Year Ended         Year Ended
    (in thousands)                                  12/31/98           12/31/97
--------------------------------------------------------------------------------

    Total allowance at beginning of period           $3,468           $  3,150
    Acquired allowance                                1,092                429
    Provision for loan losses                             0                  0
    Charge-offs                                         (78)                 0
    Recoveries                                            0                  0
    Sale of loans                                      (362)               (111)
                                                 -----------          ---------
    Total allowance at end of period             $    4,120           $  3,468
                                                 ===========          =========

================================================================================

At December 31, 1998 and 1997, the Company's allowance for loan losses as a percentage of total loans was .40% and .35%, respectively.

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


CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of December 31, 1998 and 1997:

Geographical Breakout

                                     December 31, 1998      December 31, 1997
    (in thousands)                   Amount    Percent      Amount    Percent
--------------------------------------------------------------------------------
Residential Mortgage Loans:
California                            $ 72,200    36.4%     $ 444,078     45.1%
Colorado                                63,278     6.2%             -         -
Florida                                      -       -         50,559      5.1%
New York                                     -       -         66,972      6.8%
Other States                           508,534    49.8%       328,087     33.3%
     (no State has more than 5%)      --------    -----     ---------   -------
   Total Residential Mortgage Loans    944,012    92.4%       889,696     90.3%
                                      --------    -----     ---------   -------
Commercial Mortgage Loans:

New York Metropolitan Tri-State Area    73,523     7.2%        91,260      9.3%
Other States                             3,833     0.4%         4,112      0.4%
     (no State has more than 3%)      --------    -----     ---------   -------

   Total Commercial Mortgage Loans      77,356     7.6%        95,372      9.7%
                                      --------    -----     ---------   -------

Total                               $1,021,368     100%     $ 985,068      100%
                                    ==========    =====     =========   =======

At December 31, 1998, approximately 36.4% of the Company's total Mortgage Loan portfolio consisted of loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying Mortgage Loans.

In addition, the majority of the commercial mortgage properties underlying the Company's commercial mortgage loans are located in the New York metropolitan tri-state area. Substantially all of these mortgaged properties were, at the time of their origination, at least 70% occupied by the borrowers or their affiliates. Consequently, these commercial mortgage loans may be subject to greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in the New York metropolitan tri-state areas that may affect the ability of businesses in that area to make payments of principal and interest on the underlying Mortgage Loans.


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

If the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing, retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The Company's organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur. However, the Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 20% of the aggregate amount of net proceeds received in connection with the issuance of all outstanding Preferred Stock and Common Stock of the Company. The above limitation would also apply to any intercompany advances made by the Bank to the Company.

The Company may also issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares without the consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding at that time, including the Series A Preferred Shares. In addition, the Company may not issue additional shares of Preferred Stock ranking on a parity with the Series A Preferred Shares without the approval of a majority of the Company's Independent Directors.


OPERATIONAL RISK

YEAR 2000. As noted above, the Company is a wholly-owned subsidiary of the Bank, which is itself a wholly-owned subsidiary of CMC. The Company has no employees. In accordance with agreements between the Company and the Bank, the Bank manages all of the Company's operations, including servicing all of the Company's Mortgage Loans. As a result, Year 2000 efforts for the Company are being coordinated, managed and monitored as part of the Year 2000 efforts of CMC by CMC's Year 2000 Enterprise Program Office. The Program Office, which reports directly to CMC's Executive Committee, together with 34 business area project offices, coordinates, manages and monitors all aspects of CMC's Year 2000 effort on a global basis, both technical- and business-related. In addition, a Year 2000 Core Team, consisting of senior managers from CMC's internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Program Office, provides independent oversight of the process. The Core Team, which also reports directly to CMC's Executive Committee, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues.

CMC's Year 2000 Program continues to evolve. On January 1, 1999, CMC established a Year 2000 Business Risk Council, comprised of approximately 20 senior business leaders -- line managers, risk managers and representatives of key staff functions -- to identify potential Year 2000 business risks and to coordinate planning and readiness efforts, contingency plans for Year 2000 and the establishment of a Year 2000 command center structure and rapid response teams.

CMC's Year 2000 Program is tracked against a well-defined set of milestones. CMC completed its inventory and assessment phases on schedule on September 30, 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. Approximately 3,900 business applications (approximately 1,000 of which are provided by third-party vendors) were identified by CMC as requiring Year 2000 remediation. Of these software applications, approximately 93% were remediated by December 31, 1998. CMC projects that approximately 98% will be remediated by March 31, 1999, with the remaining 2% to be remediated by June 30, 1999.

In 1999, attention will also be focused on ensuring that software application systems that have been remediated, tested and certified as Year 2000-compliant remain compliant through re-certification of those systems. Another major focus of 1999 will be continued customer and "street" (i.e., industry-wide) testing, which began in the third quarter of 1998. In addition, CMC is increasing its tracking and risk management of third party providers.

At December 31, 1998, CMC's estimate for Year 2000 costs for 1997-1999 was approximately $363 million. These costs include the costs of remediation, testing, third party assessment and contingency planning and will be expensed as incurred. These costs do not include approximately $33 million of capitalizable costs for Year 2000 compliant equipment to be expensed beyond December 31, 1999. None of these costs will be borne by the Company.

In its normal course of business, CMC manages many types of risk. CMC has recognized that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the fact that there may be a higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, CMC has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated effects into account. In this regard, CMC has begun its "event planning" for the Year 2000 with the goal of preventing or mitigating potential disruptions. CMC's Year 2000 event planning includes the creation of command centers; the establishment of special rapid response technology teams; the scheduling of availability of key personnel; additional training and testing activities; and the establishment of rapid decision processes.

CMC's expectations about completion of its Year 2000 remediation and testing efforts, the anticipated costs to complete the project and the anticipated business, operational and financial risks to CMC and its subsidiaries, including the Company, are subject to a number of uncertainties. CMC's estimates as to the cost to prepare for the Year 2000 are based on numerous assumptions regarding future events, including, among others, continued availability of trained personnel, expectations regarding third party modification plans and the nature and amount of testing that may be required. The operations or financial results of CMC and its subsidiaries, including the Company, could be materially adversely affected if vendors, service providers, customers or securities exchanges are unable to successfully implement their Year 2000 plans and continue operations; if CMC is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations; or if CMC is unable to retain the staff or third party consultants necessary to implement its technology plans at currently projected costs and timetables.


OTHER MATTERS

As of December 31, 1998, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

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

The Company also met all REIT requirements regarding the ownership of its Common Stock and the Series A Preferred Shares and anticipates meeting the 1998 annual distribution and administrative requirements.

COMPARISON BETWEEN 1997 AND 1996

The Company's net interest income was $77,179,000 in 1997 compared with $22,156,000 in 1996. Basic earnings per share were $35,229,000 and $9,339,000 for 1997 and 1996, respectively. In 1997, interest income from residential and commercial mortgage loans was $70,790,000 and $9,391,000, respectively, representing a total average yield of 7.8% compared with interest income from residential and commercial mortgage loans of $19,337,000 and $2,782,000, respectively, and representing a total average yield of 7.4% for 1996.

After deductions of $529,000 for advisory and other administrative expenses, the Company reported net income of $79,779,000 in 1997 compared with a deduction of $71,000 for advisory fees and net income of $22,085,000 in 1996.

The increase in operating results in 1997 reflect twelve months of operations compared with 3 1/2 months in 1996.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

For information related to interest rate risk, see the Interest Rate Risk section on page 8.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Stockholders of Chase Preferred Capital Corporation

In our opinion, the accompanying balance sheets and the related statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chase Preferred Capital Corporation (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, and for the period from inception (September 18, 1996) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
New York, New York
March 19, 1999

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                        (in thousands, except share data)

                                                    12/31/98          12/31/97
                                                    --------          --------
ASSETS:

Residential mortgage loans                         $   944,012      $   889,696
Commercial mortgage loans                               77,356           95,372
                                                   -----------      -----------
                                                     1,021,368          985,068
   Less: allowance for loan losses                     (4,120)          (3,468)
                                                   -----------      -----------
                                                     1,017,248          981,600

Cash                                                    25,215           93,919
Due from affiliates                                     71,140           40,664
Accrued interest receivable                              7,703            6,981
                                                   -----------     ------------
   TOTAL ASSETS                                    $ 1,121,306     $  1,123,164
                                                   ===========     ============

LIABILITIES:

Accounts payable                                   $       432     $       367
Due to affiliates                                            0           2,867
                                                   -----------     ------------
   TOTAL LIABILITIES                                       432            3,234
                                                   -----------     ------------


STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per share;
   50,000,000 shares authorized,
   22,000,000 issued and outstanding                   550,000          550,000
Common stock, one share authorized and
   outstanding, par value $171,750,000
   per share                                           171,750          171,750
Capital surplus                                        381,637          381,637
Retained earnings *                                     17,487           16,543
                                                  ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY                      1,120,874        1,119,930
                                                  ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,121,306     $  1,123,164
                                                  ============    =============

* No retained earnings related to property sales


   The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                                 (in thousands)


                                                                           For the Period from Inception
                                            Year Ended     Year Ended        (September 18, 1996)
                                             12/31/98       12/31/97           through 12/31/96

INTEREST INCOME:

Residential mortgage loans                 $    64,430   $   70,790             $    19,337
Commercial mortgage loans                        7,909        9,391                   2,782
Interest on overnight investments                7,089        2,760                     711
                                           -----------   -----------            -----------
                                               79,428        82,941                  22,830
             Less: servicing fees              (2,249)        2,633)                   (674)
                                           -----------   ----------             -----------
      Net interest income                       77,179       80,308                  22,156
                                           -----------   ----------             -----------

NONINTEREST EXPENSE:

Advisory fees                                      250          250                      71
Other administrative expenses                      370          279                       0
                                           -----------   ----------             -----------

      Total noninterest expense                    620          529                      71
                                           -----------   ----------             -----------

NET INCOME                                 $    76,559   $   79,779             $    22,085
                                           ===========   ==========             ===========

NET INCOME APPLICABLE TO COMMON SHARE      $    32,009   $   35,229             $     9,339
                                           ===========   ==========             ===========

NET INCOME PER COMMON SHARE                $    32,009   $   35,229             $     9,339
                                           ===========   ==========             ===========


   The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                        For the Period from Inception
                                            Year Ended    Year Ended        (September 18, 1996)
                                             12/31/98      12/31/97           through 12/31/96

PREFERRED STOCK:

Balance at beginning of period             $   550,000   $  550,000            $    550,000
                                           -----------   ----------            ------------

Balance at end of period                   $   550,000   $  550,000            $    550,000
                                           ===========   ==========            ============


COMMON STOCK:

Shares issued at incorporation             $         0   $        0            $          1
     (June 28, 1996)

Balance at beginning of period                 171,750      171,750                 171,749
                                           -----------   ----------            ------------

Balance at end of period                   $   171,750   $  171,750            $    171,750
                                           ===========   ==========            ============


CAPITAL SURPLUS:

Balance at beginning of period             $   381,637   $  381,637            $    381,637
                                           -----------   ----------            ------------

Balance at end of period                   $   381,637   $  381,637            $    381,637
                                           ===========   ==========            ============


RETAINED EARNINGS:

Balance at beginning of period             $    16,543   $    9,339            $          0

Net Income                                      76,559       79,779                  22,085

Common dividends                               (31,065)     (28,025)                       0

Preferred dividends                            (44,550)     (44,550)                (12,746)
                                           -----------   ----------            ------------

Balance at end of period                   $    17,487   $   16,543            $      9,339
                                           ===========   ==========            ============

TOTAL STOCKHOLDERS' EQUITY                 $ 1,120,874   $1,119,930            $  1,112,726
                                           ===========   ==========            ============


   The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                        For the Period from Inception
                                            Year Ended    Year Ended        (September 18, 1996)
                                             12/31/98      12/31/97           through 12/31/96

OPERATING ACTIVITIES:
Net income                                   $  76,559   $   79,779            $     22,085

Adjustments to reconcile net income to
net cash provided (used) by operating
activities:
      Net change in:
        Due from affiliates                    (30,476)     (21,921)                (18,743)
        Accrued interest receivable              1,896          585                  (2,741)
Accounts payable                                    65          (63)                 (1,358)
        Due to affiliates                       (2,867)       2,625                     242
                                           -----------   ----------            ------------
Net cash provided (used) by operating
activities                                      45,177       61,005                    (515)
                                           -----------   ----------            ------------

INVESTING ACTIVITIES:

Purchase of mortgage loans net of reserve     (642,855)    (210,159)             (1,119,254)
Principal payments received                    606,061      285,040                  62,423
Purchase of accrued interest receivable          2,618)        (833)                 (3,992)
Sale of loans net of reserve                     1,146          350                       0
                                           -----------   ----------            ------------
Net cash provided (used) by investing
activities                                     (38,266)      74,398              (1,060,823)
                                           -----------   ----------            ------------


FINANCING ACTIVITIES:

Proceeds from common stock issued                    0            0                572,499
Proceeds from preferred stock issued                 0            0                550,000
Underwriting discount paid                           0            0               (17,325)
Dividends paid                                 (75,615)     (72,575)               (12,746)
                                           -----------   ----------            -----------
Net cash provided (used) by financing
activities                                     (75,615)     (72,575)             1,092,428
                                           -----------   ----------            -----------

NET INCREASE (DECREASE) IN CASH                (68,704)      62,828                 31,090

CASH AT BEGINNING OF PERIOD                     93,919       31,091                      1
                                           -----------   ----------            -----------

CASH AT END OF PERIOD                      $    25,215   $   93,919            $    31,091
                                           ===========   ==========            ===========


   The Notes to Financial Statements are an integral part of these Statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and created for the purpose of acquiring, holding and managing real estate assets. The Company is a wholly-owned subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York. The Company began operating in 1996, upon completion of an initial public offering of 22,000,000 shares of its 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), which are currently traded on the New York Stock Exchange. The Company used the net proceeds of that offering (after payment of offering expenses), together with capital invested by the Bank, to purchase a portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis, which approximated their estimated fair values.

On December 29, 1998, the Bank, as sole common stockholder, approved an amendment to the Company's Certificate of Incorporation that reduced the Company's authorized Common Stock from 5,000,000 shares to one share and changed the outstanding Common Stock from 572,500 shares having a par value of $300 per share ($171,750,000 in the aggregate) to one share having a par value of $171,750,000. All references to numbers of shares of common stock, per common share amounts and common stock par values have been restated to reflect the effects of the amendment.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Mortgage Loans:

Mortgage Loans are carried at the principal amount outstanding, net of any premium or discount associated with these loans. Loans held for sale are carried at the lower of aggregate cost or fair value. Interest income, including amortization of premiums and accretion of discounts, is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Mortgage Loans acquired from the Bank or its affiliates are recorded at the Bank's historical cost basis in the accompanying balance sheet. Any difference between the amount paid and the Bank's historical cost basis would be treated as an adjustment to capital surplus.

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

A loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Company accounts for and discloses nonaccrual commercial mortgage loans as impaired. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans in the manner set forth above for nonaccrual loans. The Company excludes from impaired loans small-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases.

A collateralized loan is considered an in-substance foreclosure and is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Allowance for Loan Losses:

The allowance for loan losses provides for risk of losses inherent in the credit extension process. The allowance is a general allowance and is based on a periodic review and analysis of the portfolio, which is comprised of purchased residential and commercial mortgage loans. The periodic analysis includes consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic and market conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by allowances related to purchased mortgage loan portfolios and by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part.

Cash and Cash Equivalents:

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 1998, the Company's cash and cash equivalent (overnight deposits) were held in custody at the Bank.

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

Common Stock. The common shareholder is entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available after all preferred dividends have been paid.

Net Income Per Common Share:

Net income per share is computed by dividing net income after preferred dividends by the weighted average number of shares of Common Stock outstanding.

Income Taxes:

The Company has elected to be treated as a Real Estate Investment Trust ("REIT") pursuant to provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income tax on its taxable income to the extent it distributes at least 95% of its taxable income to its shareholders and it meets certain other requirements set forth in the Code. The Company intends to maintain its qualification as a REIT for federal income tax purposes. The Company intends to pay qualifying dividends (for federal income tax purposes) on all of its taxable income to the holders of its Common Stock and Series A Preferred Shares, a portion of which may be in the form of "consent" dividends or "subsequent year" dividends, pursuant to the Code. As a result, the Company has made no provision for income taxes in the accompanying financial statements.


NOTE 3 - MORTGAGE LOANS
-----------------------

Mortgage Loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of six-month prime rate adjustable rate mortgages ("ARMs"); six-month treasury ARMs; three-year fixed rate loans with an automatic conversion to six-month and three-year ARMs; one, three, five, seven and ten-year fixed rate loans with an automatic conversion to one-year ARMs; and fixed rate loans. The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments.

The following represents the Mortgage Loan portfolio before allowance for loan losses as of the dates indicated:

                                         12/31/98                 12/31/97
                                      (in thousands)           (in thousands)

     Residential mortgage loans         $   944,012             $    889,696
     Commercial mortgage loans               77,356                   95,372
                                        -----------             ------------

           Total portfolio              $ 1,021,368             $    985,068
                                        ===========             ============

All of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwelling or commercial property.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

The table below summarizes the changes in the allowance for loan losses during 1998, 1997 and for the period from inception (September 18, 1996) through December 31, 1996:


Allowance for Loan Losses
    (in thousands)                                                         For the Period from Inception
                                                                               (September 18,1996)
                                             12/31/98          12/31/97         through 12/31/96
-----------------------------------------------------------------------------------------------------------

Total allowance at beginning of period      $   3,468        $    3,150          $         0
Acquired allowance                              1,092               429                3,150
Provision for loan losses                           0                 0                    0
Charge-offs                                      (78)                 0                    0
Recoveries                                         0                  0                    0
Sale of loans                                   (362)             (111)                    0
                                            ---------        ----------          -----------

Total allowance at end of period            $   4,120        $    3,468          $     3,150
                                            =========        ==========          ===========
===========================================================================================================

NOTE 5 - DIVIDENDS
------------------

For the years ended December 31, 1998, the Company paid dividends on the Series A Preferred Shares and Common Stock in the amounts of approximately $44,550,000 and $31,065,000, respectively, compared with $44,550,000 and $28,025,000, respectively, for the year ended December 31, 1997.


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

The Company also entered into two servicing agreements with the Bank for the servicing of all the commercial and residential mortgage loans. Pursuant to each servicing agreement ("Servicing Agreement"), the Bank ("Servicer") performs the actual servicing of the Mortgage Loans held by the Company in accordance with normal industry practice. The Servicing Agreements can be terminated by the Company without cause with at least thirty days notice to the Servicer. The servicing fee is 0.25% of the outstanding principal balance for the residential mortgage loans and ranges from 0.08% - 0.30% of the outstanding principal balances for the commercial mortgage loans depending upon the outstanding principal amount.

The Bank has entered into sub-servicing agreements ("Sub-Agreements") with Chase Manhattan Mortgage Corporation ("CMMC" and "sub-servicer"), a wholly-owned subsidiary of Chase Manhattan Bank USA, National Association, an indirect wholly-owned subsidiary of The Chase Manhattan Corporation ("CMC").

For the years ended December 31, 1998 and 1997, the Company purchased Mortgage Loans having an outstanding principal balance of $643,947,000 and $210,588,000, respectively, from the Bank or its affiliates. The Company also sold $2,488,000 of nonaccruing residential loans to a wholly-owned subsidiary of CMC during the twelve months ended December 31, 1998. No gain or loss was recognized from this sale.

Advisory fees and servicing fees incurred in 1998, 1997 and 1996 totaled approximately $2,500,000, $2,883,000 and $745,000, respectively.

In its capacity as sub-servicer, CMMC owed the Company approximately $71,140,000, and $40,664,000 at December 31, 1998 and 1997, respectively, primarily consisting of mortgage loan payments received on behalf of the Company. Pursuant to the terms of the servicing and subservicing agreements, the Company receives mortgage loan payments collected by the Servicer (and sub-servicer) in the month immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits amounted to approximately $7,089,000 and $2,760,000 for the years ended December 31, 1998 and 1997, respectively.


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

Mortgage Loans:

Mortgage Loans were valued using methodologies suitable for each loan type. Certain of these methodologies and the key assumptions made are discussed below.

The fair value of the Company's commercial mortgage loans was estimated by assessing the two main risk components of the portfolio: credit and interest. The estimated cash flows were adjusted to reflect the inherent credit risk and then discounted, using rates appropriate for each maturity that incorporate the effects of interest rate changes.

For residential mortgage loans for which market rates for comparable loans are readily available, the fair values were estimated by discounting cash flows, adjusted for prepayments. The discount rates used for residential mortgages were secondary market yields for comparable mortgage-backed securities, adjusted for risk. The discount rates used incorporated the effects of interest rate changes only, since the estimated cash flows were adjusted for credit risk.

The book value and fair value of Mortgage Loans at December 31, 1998 and 1997 were as follows (in thousands):

                                             12/31/98                    12/31/97
                                    Book Value      Fair Value   Book Value         Fair Value
                                    ----------      ----------   ----------         ----------
Residential mortgage loans         $  944,012   $    957,395     $   889,696      $    901,616
Commercial mortgage loans              77,356         82,763          95,372           103,462
Allowance for loan losses              (4,120)        (4,120)         (3,468)           (3,468)
                                   -----------  ------------     -----------      ------------
Mortgage Loans, net of             $ 1,017,248  $  1,036,038     $   981,600      $  1,001,610
     allowance for loan losses

Assets and liabilities for which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, due from affiliates, accrued interest receivable, accounts payable and due to affiliates are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                        (in thousands, except share data)
                                   (Unaudited)

                                                                    1998                               1997
                                                      --------------------------------     ------------------------------
                                                          Balance     Interest    Rate       Balance     Interest    Rate
   ASSETS:

   Residential mortgage loans                         $    866,792      64,430    7.4%    $   944,808     70,790     7.6%
   Commercial mortgage loans                                86,552       7,909    9.1%         99,751      9,391     9.4%
   Cash                                                    130,466       7,089    5.4%         53,642      2,760     5.2%
                                                      ------------   ---------    ----    -----------  ----------    ----

        TOTAL INTEREST-EARNING ASSETS                    1,083,810      79,428    7.3%      1,098,201     82,941     7.6%
                                                      ------------   ---------    ----    ----------- ----------     ----

   Allowance for credit losses                              (3,631)                            (3,296)
   Due from affiliates                                      47,547                             18,072
   Accrued interest receivable                               6,526                              6,348
                                                      ------------                        -----------

        TOTAL ASSETS                                  $  1,134,252                        $ 1,119,325
                                                      ============                        ===========

    LIABILITIES:

    Accounts payable                                  $       6,931                               367
    Due to affiliates                                         2,666                             2,116
                                                       ------------                       -----------

        TOTAL LIABILITIES                                     9,597                             2,483
                                                      -------------                       -----------

   STOCKHOLDERS' EQUITY:

   Preferred stock, par value $25 per
     share; 50,000,000 shares authorized,
     22,000,000 issued and outstanding                      550,000                           550,000
   Common stock, one share authorized and
     outstanding, par value $171,750,000
     per share                                              171,750                           171,750
   Capital surplus                                          381,637                           381,637
   Retained earnings                                         21,268                            13,455
                                                      -------------                       -----------

        TOTAL STOCKHOLDERS' EQUITY                        1,124,655                         1,116,842
                                                      -------------                       -----------

        TOTAL LIABILITIES AND STOCKHOLDERS'           $   1,134,252                       $ 1,119,325
                                                      =============                      =============
           EQUITY


   The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                                 (in thousands)


                                                        1998                                            1997
                                     -------------------------------------------    -------------------------------------------
                                       Fourth     Third     Second      First         Fourth     Third     Second       First
                                      Quarter    Quarter    Quarter    Quarter       Quarter    Quarter    Quarter     Quarter


INTEREST INCOME:

Residential mortgage loans           $   17,221 $   17,011 $   14,446 $   15,752    $   16,511   $ 17,994   $  18,619   $   17,666
Commercial mortgage loans                 1,836      1,746      2,141      2,186         2,334      2,286       2,385        2,386
Interest on overnight investments         1,187      1,371      2,668      1,863         1,064        624         383          689
                                     ---------- ---------- ---------- ----------    ----------   --------   ---------   ----------
                                         20,244     20,128     19,255     19,801        19,909     20,904      21,387       20,741
         Less: servicing fees             (421)      (670)      (559)      (599)         (643)       (654)       (671)        (665)
                                     ---------  ---------- ---------- ----------    ----------   --------   ---------   ----------
     Net interest income                 19,823     19,458     18,696     19,202        19,266     20,250      20,716       20,076
                                     ---------- ---------- ---------- ----------    ----------   ---------  ---------   ----------

NON INTEREST EXPENSE:

Advisory fees                                63         63         62         63            62         63          63           62
Other administrative expenses                61         93         92        123            66         25          98           90
                                     ---------- ---------- ---------- ----------    ----------   --------   ---------   ----------
         Total noninterest expense          124        156        154        186           128         88         161          152
                                     ---------- ---------- ---------- ----------    ----------   --------   ---------   ----------

NET INCOME:                          $   19,699 $   19,302  $  18,542 $   19,016    $   19,138   $ 20,162   $  20,555   $   19,924
                                     ========== ==========  ========= ==========    ==========   ========   =========   ==========

NET INCOME APPLICABLE TO
    COMMON SHARE                     $    8,562 $    8,164 $    7,404 $    7,879    $    8,001   $  9,024   $   9,417   $    8,787
                                     ========== ========== ========== ==========    ==========   ========   =========   ==========

NET INCOME PER COMMON                $    8,562 $    8,164 $    7,404 $    7,879    $    8,001   $  9,024   $   9,417   $    8,787
    SHARE(a)                         ========== ========== ========== ==========    ==========   ========   =========   ==========



-----------------
(a) All per share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The following persons are directors of the Company as of the date hereof:

Richard J. Boyle              55    Director. Retired as Vice Chairman
                                    of the Board of The Chase
                                    Manhattan Corporation ("Heritage
                                    Chase") and The Chase Manhattan
                                    Bank, N.A. upon consummation of
                                    the merger of Heritage Chase into
                                    Chemical Banking Corporation on
                                    March 31,1996 (the "Merger"). Mr.
                                    Boyle served in such positions
                                    since 1987.


Dina Dublon                   45    President and Director. An
                                    Executive Vice President, the
                                    Chief Financial Officer of CMC and
                                    the Bank, and a member of CMC's
                                    policy committee. Ms. Dublon
                                    joined the Bank in 1981 and has
                                    served in various positions at the
                                    Bank, including Corporate
                                    Treasurer and Executive Vice
                                    President, Corporate Planning.


Thomas Jacob                  60    Director. The Chairman and Chief
                                    Executive Officer of Chase
                                    Manhattan Mortgage Corporation,
                                    the mortgage subsidiary of CMC.
                                    Mr. Jacob is also the Chairman of
                                    Chase Manhattan Bank USA, N.A.,
                                    and a director of Chase Insurance
                                    Agency, Inc. For the six years
                                    prior to the Merger, Mr. Jacob was
                                    the executive responsible for the
                                    residential retail mortgage
                                    business of Chemical Banking
                                    Corporation.

William C. Langley            60    Director. Retired as an Executive
                                    Vice President and Chief Credit
                                    and Risk Policy Officer of
                                    Chemical Banking Corporation and
                                    Chemical Bank, effective July 31,
                                    1996. Prior to becoming an
                                    Executive Vice President of
                                    Chemical Banking Corporation and
                                    Chemical Bank in 1991, Mr. Langley
                                    had served as an Executive Vice
                                    President since 1983, and the
                                    Chief Credit Officer since 1990,
                                    of Manufacturers Hanover
                                    Corporation. Mr. Langley is a
                                    director of Morrison Knudsen Corp.

Louis M. Morrell              52    Treasurer and Director. A Managing
                                    Director of the Bank and CMC. Mr.
                                    Morrell joined the Bank in 1970
                                    and, since joining, has held
                                    various corporate finance and
                                    corporate treasury-related
                                    positions with the Bank.

Neila B. Radin                45    Secretary. A Senior Vice President
                                    and Associate General Counsel of
                                    the Bank. Ms. Radin joined the
                                    Bank in 1987 and has been a member
                                    of its legal department since
                                    1988.

Joseph L. Sclafani            50    Director. An Executive Vice
                                    President of CMC and the Bank, and
                                    Controller of CMC since the
                                    Merger, with responsibility for
                                    corporate accounting, reporting,
                                    tax and insurance functions. Prior
                                    to the Merger, Mr. Sclafani was
                                    Controller of Chemical Banking
                                    Corporation since August 1992.

Robert S. Strong              49    Chairman and Director. An
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

ITEM 11: EXECUTIVE COMPENSATION

The Company does not pay any compensation to its officers or to directors who are not Independent Directors. The Independent Directors (Messrs. Boyle and Langley) each receive annual compensation of $10,000 plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors.


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

No Current Reports on Form 8-K were filed during the fourth quarter of 1998.

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

3(a)(iii) Certificate of Amendment to Amended and Restated Certificate of
          Incorporation of the Company.

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

11        Computation of net income per share

12(a)     Computation of ratio of earnings to fixed charges

12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

27        Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHASE PREFERRED CAPITAL CORPORATION
                                                  (Registrant)



Date: March 26, 1999                     By: /s/  Louis M. Morrell
                                            --------------------------------
                                                 Louis M. Morrell
                                                 Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                           Title                           Date
---------                           -----                           ----


/s/  Robert S. Strong         Chairman and Director             March 26, 1999
-----------------------       (Principal Executive Officer)
     Robert S. Strong


/s/  Dina Dublon              President and Director            March 26, 1999
-----------------------
     Dina Dublon


/s/  Louis M. Morrell         Treasurer and Director            March 26, 1999
-----------------------       (Principal financial
     Louis M. Morrell         and accounting officer)


/s/  Richard J. Boyle         Director                          March 26, 1999
-----------------------
     Richard J. Boyle


/s/  Thomas Jacob             Director                          March 26, 1999
-----------------------
     Thomas Jacob


/s/  William C. Langley       Director                          March 26, 1999
------------------------
     William C. Langley


/s/  Joseph L. Sclafani       Director                          March 26, 1999
------------------------
     Joseph L. Sclafani