Form 10-Q
period 1999-03-31
CHASE PREFERRED CAPITAL CORP
filed 1999-05-14
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the Quarter Ended: March 31, 1999             Commission file number 1-12151


                       CHASE PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             13-3899576
          --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


    270 Park Avenue, New York, N.Y.                               10017
    -------------------------------                               -----
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

                                                       Yes |X| No |_|


Common Stock, $171,500,000 Par Value                                           1
--------------------------------------------------------------------------------

  Number of shares outstanding of each of the issuer's classes common stock on
                                March 31, 1999.

================================================================================


                                 FORM 10-Q INDEX

Part I                                                                     Page
------                                                                     ----

Item 1.   Financial Statements - Chase Preferred Capital Corporation:

            Balance Sheet at March 31, 1999 and December 31, 1998.          3

            Statement of Income for the Three Months Ended March 31, 1999
            and 1998.                                                       4

            Statement of Changes in Stockholders' Equity for the Three
            Months Ended March 31, 1999 and 1998.                           5

            Statement of Cash Flows for the Three Months Ended March 31,
            1999 and 1998.                                                  6

          Notes to Financial Statements.                                    7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                        9


Item 3.   Quantitative and Qualitative Disclosures About Market Risk       15


Part II
-------

Item 6.   Exhibits and Current Reports on Form 8-K.                        17


================================================================================

Part I
Item 1.


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                      (in thousands, except per share data)


                                           March 31, 1999     December 31, 1998
                                                                 (Unaudited)

ASSETS:

Residential Mortgage Loans                  $     954,129        $    944,012
Commercial Mortgage Loans                          73,143              77,356
                                            -------------        ------------
                                                1,027,272           1,021,368
     Less: Allowance for Loan Losses               (4,418)             (4,120)
                                            -------------        ------------
                                                1,022,854           1,017,248

Cash                                               16,334              25,215
Due from Affiliates                                72,252              71,140
Accrued Interest Receivable                         7,272               7,703
                                            -------------        ------------

         TOTAL ASSETS                       $   1,118,712        $  1,121,306
                                            =============        ============
LIABILITIES:

Accounts Payable                            $         388        $        432
Due to Affiliates                                       0                   0
                                            -------------        ------------

     TOTAL LIABILITIES                                388                 432
                                            -------------        ------------

STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per share;
     50,000,000 shares authorized,
     22,000,000 issued and outstanding           550,000             550,000
Common stock, par value $171,750,000
     per share, one share authorized,
     issued and outstanding                       171,750             171,750
Capital Surplus                                   381,637             381,637
Retained Earnings                                  14,937              17,487
                                            -------------       -------------

     TOTAL STOCKHOLDERS' EQUITY                 1,118,324           1,120,874
                                            -------------       -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                            $   1,118,712          $1,121,306
                                            =============       =============


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                          Three Months Ended March 31,
                      (in thousands, except per share data)
                                   (Unaudited)

                                                  1999               1998
INTEREST INCOME:

Residential Mortgage Loans                  $       15,331      $      15,752
Commercial Mortgage Loans                            1,726              2,186
Interest on Overnight Investments                      868              1,863
                                            --------------      -------------
                                                    17,925             19,801

     Less: Servicing Fees                             (634)              (599)
                                            --------------      -------------

     Net Interest Income                            17,291             19,202
                                            --------------      -------------

NON INTEREST EXPENSE:

Advisory Fees                                           63                 63
Other Administrative Expenses                           81                123
                                            --------------      -------------

     Total Noninterest Expense                         144                186
                                            --------------      -------------

NET INCOME                                  $       17,147      $      19,016
                                            ==============      =============

NET INCOME APPLICABLE TO COMMON SHARE       $        6,010      $       7,879
                                            ==============      =============

NET INCOME PER COMMON SHARE                 $        6,010      $       7,879
                                            ==============      =============


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Three Months Ended March 31,
                                 (in thousands)
                                   (Unaudited)

                                                1999                  1998

PREFERRED STOCK:

Balance at Beginning of Year               $      550,000        $     550,000
                                           --------------        -------------

Balance at End of Period                          550,000              550,000
                                           ==============        =============


COMMON STOCK:

Balance at Beginning of Year                      171,750              171,750
                                           --------------        -------------

Balance at End of Period                          171,750              171,750
                                           ==============        =============


ADDITIONAL PAID IN CAPITAL:

Balance at Beginning of Year                      381,637              381,637
                                           --------------        -------------

Balance at End of Period                          381,637              381,637
                                           ==============        =============


RETAINED EARNINGS:

Balance at Beginning of Year                       17,487               16,543

Net Income                                         17,147               19,016

Common Dividends                                   (8,560)                   0

Preferred Dividends                               (11,137)             (11,137)
                                           --------------        -------------

Balance at End of Period                           14,937               24,422
                                           ==============        =============


TOTAL STOCKHOLDERS' EQUITY                 $    1,118,324        $   1,127,809
                                           ==============        =============


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                          Three Months Ended March 31,
                                 (in thousands)
                                   (Unaudited)

                                                       1999            1998

OPERATING ACTIVITIES:

Net Income                                         $    17,147       $   19,016

     Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
  Net Change In:
     Due From Affiliates                                (1,112)         (16,629)
     Accrued Interest Receivable                          (321)             759
     Accounts Payable                                      (44)               0
     Due to Affiliates                                       0                1
                                                   -----------       ----------

Net Cash Provided by Operating Activities               15,670            3,147
                                                   -----------       ----------

INVESTING ACTIVITIES:

     Purchase of Mortgage Loans Net of Reserve        (176,129)         (59,806)
     Principal Payments Received                       172,027          124,109
     Purchase of Accrued Interest Receivable              (752)            (303)
                                                   -----------       ----------

Net Cash Provided (Used) by Investing Activities        (4,854)          64,000
                                                   -----------       ----------


FINANCING ACTIVITIES:

Dividends Paid                                         (19,697)         (11,137)
                                                   -----------       ----------

Net Cash Used by Financing Activities                  (19,697)         (11,137)
                                                   -----------       ----------


NET INCREASE (DECREASE) IN CASH                         (8,881)          56,010

CASH AT BEGINNING OF PERIOD                             25,215          93,919
                                                   -----------       ----------

CASH AT END OF PERIOD                              $    16,334       $ 149,929
                                                   ===========       ==========


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

On December 29, 1998, the Bank, as sole common stockholder, approved an amendment to the Company's Certificate of Incorporation that reduced the Company's authorized Common Stock from 5,000,000 shares to one share and recapitalized the outstanding Common Stock from 572,500 shares having a par value of $300 per share ($171,750,000 in the aggregate) to one share having a par value of $171,750,000. All references to numbers of shares of common stock, per common share amounts and common stock par values have been restated to reflect the effects of the amendment.

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

For further discussion of the Company's accounting policies, reference is made to Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").


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

For the quarters ended March 31, 1999 and 1998, aggregate advisory fees and servicing fees totaled approximately $697,000 and $662,000, respectively.

In its capacity as sub-servicer, CMMC owed the Company approximately $72,252,000, and $71,140,000 at March 31, 1999 and December 31, 1998,
respectively, primarily consisting of mortgage loan payments received on behalf of the Company. Pursuant to the terms of the Servicing Agreement and Sub-Agreements, the Company receives mortgage loan payments collected by the Servicer (and sub-servicer) in the month immediately following their collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits amounted to approximately $868,000 and $1,863,000 for the quarters ended March 31, 1999 and 1998, respectively.


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For further discussion on the methodology for determining the fair value of the Mortgage Loans, reference is made to Note 7 of the Company's 1998 Annual Report.

Mortgage Loans:

The book value and fair value of Mortgage Loans at March 31, 1999 and December 31, 1998 were as follows (in thousands):

                                    3/31/99                    12/31/98
                             Book Value  Fair Value     Book Value  Fair Value
Residential mortgage loans   $  954,129  $  965,381     $  944,012  $  957,395
Commercial mortgage loans        73,143      76,371         77,356      82,763
Allowance for loan losses        (4,418)     (4,418)        (4,120)     (4,120)
                             ----------  ----------     ----------  ----------
Mortgage Loans, net of
allowance for loan losses    $1,022,854  $1,037,334     $1,017,248  $1,036,038


Assets and liabilities for which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, due from affiliates, accrued interest receivable, accounts payable and due to affiliates are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

Part I
Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL HIGHLIGHTS
                          Three Months Ended March 31,
            (in thousands, except shares outstanding and ratio data)
                                   (Unaudited)


                                                   1999              1998

INCOME STATEMENT:

Interest Income                              $       17,925       $       19,801

Net Interest Income                                  17,291               19,202

Net Income                                           17,147               19,016

Net Income Applicable to Common Share                 6,010                7,879

Income Per Common Share                      $        6,010        $       7,879


BALANCE SHEET:

Mortgage Loans                               $    1,027,272       $      920,869

Total Assets                                      1,118,712            1,131,044

Preferred Stock Outstanding                         550,000              550,000

Total Stockholders' Equity                   $    1,118,324       $    1,127,809


OTHER DATA:

Dividends Paid on Preferred Shares           $       11,137       $       11,137

Dividends Paid on Common Share               $        8,560       $            0

Number of Preferred Shares Outstanding (a)       22,000,000           22,000,000

Number of Common Shares Outstanding                       1                    1

Average Yield on  Mortgage Loans                       7.1%                 7.5%

----------
(a) All common share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

================================================================================

Part 1
Item 2. (continued)

Certain forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties. The Company's actual results may differ materially from those included in these forward-looking statements. Reference is made to the Company's reports filed with the Securities and Exchange Commission, in particular the 1998 Annual Report, for a discussion of factors that may cause such differences to occur.

================================================================================
OVERVIEW
================================================================================

The principal business of the Company is to acquire, hold and manage Mortgage Loans that will generate net income for distribution to stockholders. The Company currently intends to acquire all its Mortgage Loans from the Bank or from affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties or on commercial real estate properties. The Company may also from time to time acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986 (the "Code") that are rated by at least one nationally recognized statistical rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States.

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

RESULTS OF OPERATIONS

For the quarters ended March 31, 1999 and 1998, the Company reported net interest income of approximately $17,291,000 and $19,202,000, respectively. Interest income from residential and commercial mortgage loans was approximately $15,331,000 and $1,726,000, respectively, for the quarter ended March 31, 1999 and $15,752,000 and $2,186,000, respectively, for the quarter ended March 31, 1998. The total average yield for the quarters ended March 31, 1999 and 1998 were 7.1% and 7.5%, respectively. After deduction of approximately $63,000 and $81,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $17,147,000 for the quarter ended March 31, 1999. This is compared to net income of approximately $19,016,000 for the quarter ended March 31, 1998, after deducting approximately $63,000 and $123,000 in advisory fees and other administrative expenses, respectively. The lower results for the first quarter of 1999 compared to the first quarter of 1998 are primarily due to the lower interest rates as well as higher prepayments of residential mortgage loans during the quarter ended March 31, 1999.

The Company reported basic earnings per share of $6,010,000 and $7,879,000 for the quarters ended March 31, 1999 and 1998, respectively.

The Company paid $11,137,000 in dividends on the Series A Preferred Shares for the quarters ended March 31, 1999 and 1998. As of that date, all dividend payments on Series A Preferred Shares were current. In addition, the Company paid Common Stock dividends of approximately $8,560,000 during the quarter ended March 31, 1999 compared with none for the quarter ended March 31, 1998. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").


MORTGAGE LOANS

At March 31, 1999, Mortgage Loans consist of both residential and commercial mortgage loans. At that date, residential mortgage loans in the portfolio consisted of treasury and prime rate adjustable mortgages ("ARMs"); one-year ARMs; three-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to three-year and six-month ARMs; and fixed rate loans. The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. The Company's initial portfolio of Mortgage Loans was 90% residential and 10% commercial. Over time, as commercial mortgage loans have matured or prepaid, they have been replaced with residential mortgage loans. At March 31, 1999, 92.9% of the Company's portfolio was comprised of residential mortgage loans, with the balance consisting of commercial mortgage loans, and, as commercial loans continue to prepay or mature, the proportion of the Company's portfolio consisting of residential mortgage loans is expected to increase.

For the quarters ended March 31, 1999 and 1998, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $176,427,000 and $59,910,000, respectively, from the Bank and its affiliates. In addition, for the quarters ended March 31, 1999 and 1998, the Company received approximately $169,109,000 and $124,109,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer).

The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:

Interest-Earning Asset Mix              At March 31, 1999            At December 31, 1998
    (in thousands)                   Amount         Percent         Amount         Percent
------------------------------------------------------------------------------------------
Residential Mortgage Loans      $      954,129        92.9%      $     944,012       92.4%
Commercial Mortgage Loans               73,143         7.1%             77,356        7.6%
                                --------------     --------      -------------     -------
Total Interest-Earning Assets   $    1,027,272         100%      $   1,021,368        100%
                                ==============     ========      =============     =======
------------------------------------------------------------------------------------------

For further discussion on the Company's acquisition and disposition policies for Mortgage Loans, reference is made to Note 2 of the Company's 1998 Annual Report.

At March 31, 1999 and December 31, 1998, there were no nonaccruing residential or commercial mortgage loans. There were no sales of nonaccruing loans during the quarters ended March 31, 1999 and 1998.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for loan losses as of March 31, 1999 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, and legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The accompanying table reflects the activity in the Company's allowance for loan losses for the three months ended March 31, 1999 and 1998:

Allowance for Loan Losses                    March 31, 1999    March 31, 1998
    (in thousands)
-------------------------------------------------------------------------------

  Total allowance at beginning of period     $       4,120      $      3,468
  Acquired allowance                                   298               104
  Provision for loan losses                              0                 0
  Charge-offs                                            0                 0
  Recoveries                                             0                 0
  Sale of loans                                          0                 0
                                             -------------      ------------
  Total allowance at end of period           $       4,418      $      3,572
                                             =============      ============

================================================================================

At March 31, 1999 and December 31, 1998, the Company's allowance for loan losses as a percentage of total loans was .43% and .40%, respectively.

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

CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of March 31, 1999 and December 31, 1998:

Geographical Breakout


                                                  March 31, 1999            December 31, 1998
    (in thousands)                             Amount      Percent         Amount      Percent
--------------------------------------------------------------------------------------------------
Residential Mortgage Loans:
California                                  $    351,329      34.2%     $   372,200        36.4%
Colorado                                          75,140       7.3%          63,278         6.2%
Other States (no State has more than 5%)         527,660      51.4%         508,534        49.8%
                                            ------------   --------     -----------     --------
     Total Residential Mortgage Loans            954,129      92.9%         944,012        92.4%
                                            ------------   --------     -----------     --------

Commercial Mortgage Loans:
New York Metropolitan Tri-State Area              69,393       6.7%          73,523         7.2%
Other States (no State has more than 3%)           3,750       0.4%           3,833         0.4%
                                            ------------   --------     -----------     --------

     Total Commercial Mortgage Loans              73,143       7.1%          77,356         7.6%
                                            ------------   --------     -----------     --------

     Total Mortgage Loans                   $  1,027,272       100%     $ 1,021,368         100%
                                            ============   ========     ===========     ========

At March 31, 1999, approximately 34.2% of the Company's total Mortgage Loan portfolio consisted of loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying Mortgage Loans.

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

For further discussion on liquidity risk management, reference is made to page 10 of the Company's 1998 Annual Report.

OPERATIONAL RISK

YEAR 2000. As noted above, the Company is a wholly-owned subsidiary of the Bank, which is itself a wholly-owned subsidiary of CMC. The Company has no employees. In accordance with agreements between the Company and the Bank, the Bank manages all of the Company's operations, including the servicing of all of the Company's Mortgage Loans. Year 2000 efforts for the Company are likewise being coordinated, managed and monitored as part of the Year 2000 efforts of CMC by CMC's Year 2000 Enterprise Program Office. The Program Office, which reports directly to CMC's Executive Committee, together with 34 business area project offices, coordinates, manages and monitors all aspects of CMC's Year 2000 effort on a global basis, both technical- and business-related. In addition, a Year 2000 Core Team, consisting of senior managers from CMC's internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Program Office, provides independent oversight of the process. The Core Team, which also reports directly to CMC's Executive Committee, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues.

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

CMC's Year 2000 Program is tracked against a well-defined set of milestones. CMC completed its inventory and assessment phases on schedule on September 30, 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. Approximately 3,900 business applications (approximately 1,000 of which are provided by third-party vendors) were identified by CMC as requiring Year 2000 remediation. Of these software applications, approximately 99% were remediated by March 31, 1999. Of the 99% of software applications remediated, 95% of such applications have also been tested to be Year 2000-compliant at March 31, 1999. CMC projects that 100% of its software applications will be remediated by June 30, 1999.

As remediation of systems is completed, attention will be directed to trying to ensure that software application systems that have been remediated, tested and certified as Year 2000-compliant remain compliant through re-certification of those systems. Another major focus of 1999 will be continued customer and "street" (i.e., industry-wide) testing, which began in the third quarter of 1998. In addition, CMC is increasing its tracking and risk management of third party providers.

At March 31, 1998, CMC continues to estimate that its costs to address Year 2000 remain at approximately $363 million for years 1997 through and including 1999. These costs include the costs of remediation, testing, third party assessment and contingency planning and will be expensed as incurred. These costs do not include approximately $33 million of capitalizable costs for Year 2000 compliant equipment to be expensed beyond December 31, 1999. None of these costs will be borne by the Company.

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


OTHER MATTERS

As of March 31, 1999, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, are 100% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 95% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock and the Series A Preferred Shares and anticipates meeting the 1998 annual distribution and administrative requirements.

Part I
Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding interest rate risk, see the Interest Rate Risk section on page 12.


                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                          Three Months Ended March 31,
                        (in thousands, except share data)
                                   (Unaudited)


                                                            1999                              1998
                                              --------------------------------   -------------------------------------
                                                 Balance     Interest    Rate       Balance      Interest      Rate
                                                                                 (Annualized)              (Annualized)
ASSETS:

Residential mortgage loans                    $   882,786  $   15,331    6.9%   $     859,836  $   15,752     7.3%
Commercial mortgage loans                          76,468       1,726    9.0%          94,727       2,186     9.2%
Cash                                              107,672         868    3.2%         138,323       1,863     5.4%
                                              -----------  ----------    ----   -------------  ----------     ----

     TOTAL INTEREST-EARNING ASSETS              1,066,926      17,925    6.7%       1,092,886      19,801     7.2%
                                              -----------  ----------    ----   -------------  ----------     ----

Allowance for credit losses                       (4,130)                             (3,474)
Due from affiliates                                58,204                              33,471
Accrued interest receivable                         7,112                               5,945
                                              -----------                       -------------

     TOTAL ASSETS                             $ 1,128,112                       $   1,128,828
                                              ===========                       =============

 LIABILITIES:

 Accounts payable                             $     4,207                               4,079
 Due to affiliates                                      0                               2,681
                                               ----------                       -------------

     TOTAL LIABILITIES                              4,207                               6,760
                                               ----------                       -------------

STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per
     share; 50,000,000 shares
     authorized, 22,000,000 issued
     and outstanding                              550,000                             550,000
Common stock, par value $171,750,000
     per share, one share authorized,
     issued and outstanding
                                                  171,750                             171,750
Capital surplus                                   381,637                             381,637
Retained earnings                                  20,518                              18,681
                                              -----------                       -------------

     TOTAL STOCKHOLDERS' EQUITY                 1,123,905                           1,112,068
                                              -----------                       -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'      $ 1,128,112                       $   1,128,828
     EQUITY                                   ===========                       =============

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                                 (in thousands)


                                              1999                                1998
                                         --------------    --------------------------------------------------
                                             First            Fourth        Third       Second        First
                                            Quarter           Quarter      Quarter      Quarter      Quarter
INTEREST INCOME:

Residential Mortgage Loans               $   15,331        $   17,221   $   17,011   $   14,446   $   15,752
Commercial Mortgage Loans                     1,726             1,836        1,746        2,141        2,186
Interest on Overnight Investments               868             1,187        1,371        2,668        1,863
                                          ---------        ----------   ----------   ----------   ----------
                                             17,925            20,244       20,128       19,255       19,801

     Less: Servicing Fees                     (634)             (421)        (670)        (559)        (599)
                                          ---------        ----------   ----------   ----------   ----------

     Net Interest Income                     17,291            19,823       19,458       18,696       19,202
                                          ---------        ----------   ----------   ----------   ----------

NON INTEREST EXPENSE:

Advisory Fees                                    63                63           63           62           63
Other Administrative Expenses                    81                61           93           92          123
                                          ---------        ----------   ----------   ----------   ----------

     Total Noninterest Expense                  144               124          156          154          186
                                          ---------        ----------   ----------   ----------   ----------

NET INCOME                                $  17,147        $   19,699   $   19,302   $   18,542   $   19,016
                                          =========        ==========   ==========   ==========   ==========

NET INCOME APPLICABLE TO COMMON
    SHARE                                $    6,010        $    8,562   $    8,164   $    7,404   $    7,879
                                         ==========        ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE (a)          $    6,010        $   8,562    $   8,164    $   7,404    $    7,879
                                         ==========        ==========   ==========   ==========   ==========

----------
(a) All per share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

Part II - OTHER INFORMATION

Item 6. Exhibits and Current Reports on Form 8-K

      (A) Exhibits:

            11    - Computation of net income per share.

            12(a) - Computation of ratio of earnings to fixed charges.

            12(b) - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

            27    - Financial Data Schedule.


      (B) Reports on Form 8-K: The Company filed one report on Form 8-K during the quarter ended March 31, 1999 as follows:

            Form 8-K dated February 5, 1999: The Company disclosed information regarding the Year 2000 efforts of CMC on behalf of CMC and its subsidiaries, including the Company.

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


                                        CHASE PREFERRED CAPITAL CORPORATION
                                        -----------------------------------
                                                    (Registrant)


Date:  May 14, 1999                     By:   /s/Louis M. Morrell
                                            -------------------------------
                                                 Louis M. Morrell
                                                    Treasurer