Form 10-Q
period 1999-06-30
CHASE PREFERRED CAPITAL CORP
filed 1999-08-13
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: June 30, 1999           Commission file number:  1-12151
                                                                        -------


                       CHASE PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                             13-3899576
         --------                                             ----------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                           Identification No.)


270 Park Avenue, New York, New York                             10017
-----------------------------------                             -----
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

                                            Yes |X|  No |_|

Common Stock, $171,500,000 Par Value                                         1
------------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on
                                 June 30, 1999.

                                 FORM 10-Q INDEX


Part I                                                                   Page
------                                                                   ----

Item 1.

          Financial Statements - Chase Preferred Capital Corporation:

            Balance Sheet at June 30, 1999 and December 31, 1998.         3

            Statement of Income for the Three Months Ended
            June 30, 1999 and 1998.                                       4

            Statement of Income for the Six Months Ended
            June 30, 1999 and 1998.                                       5

            Statement of Changes in Stockholders' Equity for
            the Six Months Ended June 30, 1999 and 1998.                  6

            Statement of Cash Flows for the Six Months Ended
            June 30, 1999 and 1998.                                       7

            Notes to Financial Statements.                                8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                         10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk   17


Part II
-------

Item 6.     Exhibits and Current Reports on Form 8-K.                    20

Part I
Item 1.


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                        (in thousands, except share data)


                                       June 30, 1999         December 31, 1998
                                        (Unaudited)

ASSETS:

Residential Mortgage Loans              $      993,554           $     944,012
Commercial Mortgage Loans                       65,462                  77,356
                                        --------------           -------------
                                             1,059,016               1,021,368
   Less: Allowance for Loan Losses              (4,715)                 (4,120)
                                        --------------           -------------
                                             1,054,301               1,017,248

Cash                                            14,913                  25,215
Due from Affiliates                             43,700                  71,140
Accrued Interest Receivable                      6,713                   7,703
                                        --------------           -------------

         TOTAL ASSETS                   $    1,119,627           $   1,121,306
                                        ==============           =============
LIABILITIES:

Accounts Payable                        $          402                     432
                                        --------------           -------------
         TOTAL LIABILITIES                         402                     432
                                        --------------           -------------

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $25 per
  share; 50,000,000 shares authorized,
  22,000,000  issued and outstanding           550,000                 550,000
Common stock, par value $171,750,000
  per share; one share authorized,
  issued and outstanding                       171,750                 171,750
Capital Surplus                                381,637                 381,637
Retained Earnings                               15,838                  17,487
                                        --------------           -------------

     TOTAL STOCKHOLDERS' EQUITY              1,119,225               1,120,874
                                        --------------           -------------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY             $    1,119,627           $   1,121,306
                                        ==============           =============


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                           Three Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)

                                              1999                    1998
INTEREST INCOME:

Residential Mortgage Loans              $       15,209           $      14,446
Commercial Mortgage Loans                        1,730                   2,141
Interest on Overnight Investments                1,913                   2,668
                                        --------------           -------------
                                                18,852                  19,255

     Less: Servicing Fees                        (639)                   (559)
                                        --------------           -------------

     Net Interest Income                        18,213                  18,696
                                        --------------           -------------

NON INTEREST EXPENSE:

Advisory Fees                                       63                      62
Other Administrative Expenses                      102                      92
                                        --------------           -------------

     Total Noninterest Expense                     165                     154
                                        --------------           -------------

NET INCOME                              $       18,048           $      18,542
                                        ==============           =============

NET INCOME APPLICABLE TO COMMON SHARE   $        6,910           $       7,404
                                        ==============           =============

NET INCOME PER COMMON SHARE             $        6,910           $       7,404
                                        ==============           =============


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                            Six Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)

                                              1999                    1998
INTEREST INCOME:

Residential Mortgage Loans              $       30,540           $      30,198
Commercial Mortgage Loans                        3,456                   4,327
Interest on Overnight Investments                2,781                   4,531
                                        --------------           -------------
                                                36,777                  39,056

     Less: Servicing Fees                      (1,273)                 (1,158)
                                        --------------           -------------

     Net Interest Income                        35,504                  37,898
                                        --------------           -------------

NON INTEREST EXPENSE:

Advisory Fees                                      126                     125
Other Administrative Expenses                      183                     215
                                        --------------           -------------

     Total Noninterest Expense                     309                     340
                                        --------------           -------------

NET INCOME                              $       35,195           $      37,558
                                        ==============           =============

NET INCOME APPLICABLE TO COMMON SHARE   $       12,920           $      15,283
                                        ==============           =============

NET INCOME PER COMMON SHARE             $       12,920           $      15,283
                                        ==============           =============


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            Six Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)

                                             1999                     1998

PREFERRED STOCK:

Balance at Beginning of Year           $      550,000           $     550,000
                                       --------------           -------------

Balance at End of Period                      550,000                 550,000
                                       ==============           =============


COMMON STOCK:

Balance at Beginning of Year                  171,750                 171,750
                                       --------------           -------------

Balance at End of Period                      171,750                 171,750
                                       ==============           =============


ADDITIONAL PAID IN CAPITAL:

Balance at Beginning of Year                  381,637                 381,637
                                       --------------           -------------

Balance at End of Period                      381,637                 381,637
                                       ==============           =============


RETAINED EARNINGS:

Balance at Beginning of Year                   17,487                  16,543

Net Income                                     35,195                  37,558

Common Dividends                             (14,569)                (15,565)

Preferred Dividends                          (22,275)                (22,275)
                                       --------------           -------------

Balance at End of Period                       15,838                  16,261
                                       ==============           =============


TOTAL STOCKHOLDERS' EQUITY             $    1,119,225           $   1,119,648
                                       ==============           =============


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                            Six Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)

                                               1999                     1998

OPERATING ACTIVITIES:

Net Income                                 $   35,195               $   37,558

Adjustments to Reconcile Net Income
  to Net Cash Provided by
Operating Activities:
   Net Change In:
      Due From Affiliates                      27,440                   (5,940)
      Accrued Interest Receivable               2,355                    1,549
      Accounts Payable                            (30)                       0
      Due to Affiliates                             0                        3
      Receivable for Loan Payment
       Collected in Subsequent Month          (23,347)                  (2,197)
      Amortization of Deferred Costs            1,867                    1,089
                                           ----------               ----------

Net Cash Provided by Operating
  Activities                                   43,480                   32,062
                                           ----------               ----------


INVESTING ACTIVITIES:

         Purchase of Mortgage Loans          (352,734)                (310,467)
         Acquired Reserve                         595                      527
         Principal Payments Received          336,566                  261,348
         Purchase of Accrued Interest
           Receivable                          (1,365)                  (1,438)
         Sale of Loans Net of Reserve               0                    1,146
                                           ----------               ----------

Net Cash Used by Investing Activities         (16,938)                 (48,884)
                                           ----------               ----------


FINANCING ACTIVITIES:

Dividends Paid                                (36,844)                 (37,840)
                                           ----------               ----------

Net Cash Used by Financing Activities         (36,844)                 (37,840)
                                           ----------               ----------


NET DECREASE IN CASH                          (10,302)                 (54,662)

CASH AT BEGINNING OF PERIOD                    25,215                   93,919
                                           ----------               ----------

CASH AT END OF PERIOD                      $   14,913               $   39,257
                                           ==========               ==========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and created for the purpose of acquiring, holding and managing real estate assets. The Company is a wholly-owned subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York. The Company began operating in 1996, upon completion of an initial public offering of 22,000,000 shares of its 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), which are currently traded on the New York Stock Exchange. The Company used the proceeds of that offering (after payment of offering expenses), together with capital invested by the Bank, to purchase a portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis, which approximated their estimated fair values.

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

Certain amounts in the statement of cash flows have been reclassified to conform to the current presentation.

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

Part I
Item 1. (Continued)

For the quarters ended June 30, 1999 and 1998, aggregate advisory and servicing fees totaled approximately $703,000 and $621,000, respectively. For the six months ended June 30, 1999 and 1998, aggregate advisory and servicing fees totaled approximately $1,399,000 and $1,283,000, respectively.

In its capacity as Sub-Servicer, CMMC owed the Company approximately $43,700,000 and $71,140,000 at June 30, 1999 and December 31, 1998, respectively, primarily consisting of mortgage loan payments received on behalf of the Company. Pursuant to the terms of the Servicing Agreement and Subservicing Agreements, the Company receives mortgage loan payments collected by the Servicer (and sub-servicer) in the month immediately following their collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended June 30, 1999 and 1998 amounted to approximately $1,913,000 and $2,668,000, respectively. Interest income on these deposits for the six months ended June 30, 1999 and 1998 amounted to approximately $2,781,000 and $4,531,000, respectively.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For further discussion on the methodology for determining the fair value of the Mortgage Loans, reference is made to Note 7 of the Company's 1998 Annual Report.

Mortgage Loans:

The book value and fair value of Mortgage Loans at June 30, 1999 and December 31, 1998 are as follows (in thousands):


                                     June 30, 1999                  December 31, 1998
                                Carrying      Estimated         Carrying        Estimated
                                 Value        Fair Value          Value         Fair Value
                                 -----        ----------           -----         ----------
Residential mortgage loans   $   993,554    $ 1,001,025    $     944,012       $   957,395
Commercial mortgage loans         65,462         68,257           77,356            82,763
Allowance for loan losses         (4,715)        (4,715)          (4,120)            4,120)
                             -----------    -----------    -------------        ----------
Mortgage Loans, net of
  allowance for loan losses  $ 1,054,301    $ 1,064,567    $   1,017,248       $ 1,036,038


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

Part I
Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

                       CHASE PREFERRED CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
              (in thousands, except per share, unit and ratio data)
                                   (Unaudited)


                                                           1999                   1998                  Six Months Ended
                                                ------------------------       ----------
                                                Second          First            Second                      June 30,
                                                Quarter        Quarter           Quarter             1999              1998
                                                -------        -------         -----------       -----------------------------
INCOME STATEMENT:

Interest Income                             $    18,852    $    17,925        $    19,255        $    36,777      $    39,056

Net Interest Income                              18,213         17,291             18,696             35,504           37,898

Net Income                                       18,048         17,147             18,542             35,195           37,558

Net Income Applicable to Common Share             6,910          6,010              7,404             12,920           15,283

Income Per Common Share (a)                 $     6,910    $     6,010        $     7,404        $    12,920      $    15,283

BALANCE SHEET:

Mortgage Loans                              $ 1,059,016    $ 1,027,272        $ 1,033,709        $ 1,059,016      $ 1,033,709

Total Assets                                  1,119,627      1,118,712          1,122,885          1,119,627        1,122,885

Preferred Stock Outstanding                     550,000        550,000            550,000            550,000          550,000

Total Stockholders' Equity                  $ 1,119,225    $ 1,118,324        $ 1,119,648        $ 1,119,225      $ 1,119,648


OTHER DATA:

Dividends Paid on Preferred Shares          $    11,138    $    11,137        $    11,138        $    22,275      $    22,275

Dividends Paid on Common Shares             $     6,009    $     8,560        $    15,565        $    14,569      $    15,565

Number of Preferred Shares Outstanding       22,000,000     22,000,000         22,000,000         22,000,000       22,000,000

Number of Common Shares Outstanding (a)               1              1                  1                  1                1

Average Yield on  Mortgage Loans                    6.9%           7.1%               7.6%               7.0%             7.5%

--------------------------------------------------------------------------------

(a) All common and per share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

Part I
Item 2. (continued)


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


RESULTS OF OPERATIONS

For the quarters ended June 30, 1999 and 1998, the Company reported net interest income of approximately $18,213,000 and $18,696,000, respectively. Interest income from residential and commercial mortgage loans was approximately $15,209,000 and $1,730,000, respectively, for the quarter ended June 30, 1999 and approximately $14,446,000 and $2,141,000, respectively, for the quarter ended June 30, 1998. The total average yield for the quarters ended June 30, 1999 and 1998 was 6.9% and 7.6%, respectively. After deduction of approximately $63,000 and $102,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $18,048,000 for the quarter ended June 30, 1999. This compared to net income of approximately $18,542,000 for the quarter ended June 30, 1998, after deducting approximately $62,000 and $92,000 in advisory fees and other administrative expenses, respectively. The lower results for the second quarter of 1999 compared to the second quarter of 1998 are primarily due to the lower yield on mortgage loans and to the higher prepayments of residential mortgage loans during the quarter ended June 30, 1999.

Part I
Item 2. (continued)


The Company reported basic earnings per share of $6,910,000 and $7,404,000 for the quarters ended June 30, 1999 and 1998, respectively. The lower results for the second quarter of 1999 when compared to the second quarter of 1998 reflect the impact of lower yield on mortgage loans and higher prepayments of residential mortgage loans during the 1999 second quarter.

For the six months ended June 30, 1999 and 1998, the Company reported net interest income of approximately $35,504,000 and $37,898,000, respectively. Interest income from residential and commercial mortgage loans was approximately $30,540,000 and $3,456,000, respectively, for the six months ended June 30, 1999 and approximately $30,198,000 and $4,327,000, respectively, for the six months ended June 30, 1998. The total average yield for the six months ended June 30, 1999 and 1998 was 7.0% and 7.5%, respectively. After deduction of approximately $126,000 and $183,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $35,195,000 for the six months ended June 30, 1999. This is compared to net income of approximately $37,558,000 for the six months ended June 30, 1998, after deducting approximately $125,000 and $215,000 in advisory fees and other administrative expenses, respectively. The Company reported basic earnings per share of $12,920,000 and $15,283,000 for the six months ended June 30, 1999 and 1998, respectively. The lower results for the first half of 1999 when compared with the same period in 1998 reflect the impact of lower yield on mortgage loans and higher prepayments of residential mortgage loans.

The Company paid $11,138,000 for each of the quarters ended June 30, 1999 and 1998 and $22,275,000 for each of the six months ended June 30, 1999 and 1998 in dividends on the Series A Preferred Shares. As of this date, all dividend payments on Series A Preferred Shares are current. For the six months ended June 30, 1999, the Company paid Common Stock dividends of approximately $14,569,000. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Code.

MORTGAGE LOANS

At June 30, 1999, mortgage loans consisted of both residential and commercial mortgage loans. At that date, residential mortgage loans in the portfolio consisted of treasury and prime rate adjustable mortgages ("ARMs"); one-year and six-month ARMs; three-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to three-year and six-month ARMs; and fixed rate loans. The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. The Company's initial portfolio of Mortgage Loans was 90% residential and 10% commercial. Over time, as commercial mortgage loans have matured or prepaid, they have been replaced with residential mortgage loans. At June 30, 1999, 93.8% of the Company's portfolio was comprised of residential mortgage loans, with the balance consisting of commercial mortgage loans, and, as commercial loans continue to prepay or mature, the proportion of the Company's portfolio consisting of commercial loans is expected to decrease.

For the quarters ended June 30, 1999 and 1998, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $176,307,000 and $250,557,000, respectively, from affiliates of the Bank. In addition, for the quarters ended June 30, 1999 and 1998, the Company received approximately $167,457,000 and $136,131,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer).

For the six months ended June 30, 1999 and 1998, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $352,734,000 and $310,467,000, respectively, from affiliates of the Bank. In addition, for the six months ended June 30, 1999 and 1998, the Company received approximately $336,566,000 and $260,240,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer).

Part I
Item 2. (continued)


The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:

Interest-Earning Asset Mix               At June 30, 1999          At December 31, 1998
    (in thousands)                    Amount       Percent         Amount       Percent
----------------------------------------------------------------------------------------

Residential Mortgage Loans        $     993,554       93.8%    $      944,012     92.4%
Commercial Mortgage Loans                65,462        6.2%            77,356      7.6%
                                  -------------    --------    --------------   -------
Total Interest-Earning Assets     $   1,059,016        100%    $    1,021,368      100%
                                  =============    ========    ==============   =======
----------------------------------------------------------------------------------------

For a further discussion on the Company's acquisition and disposition policies for Mortgage Loans, reference is made to Note 2 of the Company's 1998 Annual Report.

At June 30, 1999 and December 31, 1998, there were no nonaccruing residential mortgage loans. For the quarter and six months ended June 30, 1999, there were no sales of nonaccruing loans. For the quarter and six months ended June 30, 1998, the Company sold approximately $2,488,000 of nonaccruing residential mortgage loans to a wholly-owned subsidiary of The Chase Manhattan Corporation and an unaffiliated third party.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for loan losses as of June 30, 1999 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, and legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The accompanying table reflects the activity in the Company's allowance for loan losses for the periods indicated:

                                                    Three Months Ended                    Six Months Ended
Allowance for Loan Losses                    June 30, 1999     June 30, 1998       June 30, 1999      June 30, 1998
    (in thousands)
-------------------------------------------------------------------------------------------------------------------
 Total Allowance at Beginning of Period      $  4,418          $    3,572          $      4,120      $       3,468
 Acquired Allowance                               297                 423                   595                527
 Provision for Losses                               0                   0                     0                  0
 Charge-Offs                                        0                 (78)                    0               (78)
 Recoveries                                         0                   0                     0                  0
 Sale of Loans                                      0                (362)                    0              (362)
                                             --------          ----------          ------------      -------------

 Total Allowance at End of Period            $  4,715          $    3,555          $      4,715      $       3,555
                                             ========          ==========          ============      =============

==================================================================================================================


At June 30, 1999 and 1998, the Company's allowance for loan losses as a percentage of total loans was .45% and .34%, respectively.

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


SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of June 30, 1999 and December 31, 1998:


Geographical Breakout                                                  June 30, 1999                  December 31, 1998
   (in thousands)                                                  Amount          Percent          Amount          Percent
-------------------------------------------------------------------------------------------------------------------------------
Residential Mortgage Loans:
California                                                      $     350,327       33.1%        $     372,200       36.4%
Colorado                                                               90,072        8.5%               63,278        6.2%
Other States (no State has more than 5% of total loans)               553,155       52.2%              508,534       49.8%
                                                                 ------------       -----         ------------       -----
              Total Residential  Mortgage Loans                       993,554       93.8%              944,012       92.4%
                                                                 ------------       -----         ------------       -----

Commercial Mortgage Loans:
New York Metropolitan Tri-State Area                                   61,696        5.8%               73,523        7.2%
Other States (no State has more than .25% of total loans)               3,766         .4%                3,833       0 .4%
                                                                 ------------      ------         ------------       -----
              Total Commercial Mortgage Loans                          65,462        6.2%               77,356        7.6%
                                                                 ------------       -----         ------------       -----

Total                                                           $   1,059,016        100%        $   1,021,368        100%
                                                                =============        ====        =============        ====

At June 30, 1999, approximately 33.1% of the Company's total Mortgage Loan portfolio consisted of loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

In addition, at such date, a substantial majority of the commercial mortgage properties underlying the Company's commercial mortgage loans were located in the New York metropolitan tri-state area. Substantially all of these mortgaged properties were, at the time of their origination, at least 70% occupied by the borrowers or their affiliates. Consequently, these commercial mortgage loans may be subject to greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in the New York metropolitan tri-state areas that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages.

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

On January 1, 1999, CMC established a Year 2000 Business Risk Council, comprised of approximately 20 senior business leaders - line managers, risk managers and representatives of key staff functions - to identify potential Year 2000 business risks and to coordinate planning and readiness efforts, contingency plans for Year 2000 and the establishment of a Year 2000 command center structure and rapid response teams.

CMC's Year 2000 Program is tracked against a well-defined set of milestones. CMC completed its inventory and assessment phases in 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. Approximately 3,900 business applications (approximately 1,000 of which are provided by third-party vendors, were identified by CMC as requiring Year 2000 remediation. At June 30, 1999, 100% of CMC's software applications were remediated, and 99.66% of such application systems had also been tested to be Year 2000 compliant and implemented. With remediation and testing of systems essentially completed, CMC's information technology teams will continue to manage system changes to ensure that applications remain Year 2000 compliant.

The major focus of CMC's Year 2000 efforts for the balance of this year is business risk management, contingency planning and event preparation. Under the auspices of CMC's Year 2000 Business Risk Council, contingency plans have been refined and are in the process of being tested. Approximately 250 different risk scenarios have been identified across all geographies and CMC businesses, resulting in the development of approximately 1,400 individual Year 2000 contingency plans. These plans include identification of possible alternative methods by which to provide service, alternative locations for operations, increased staff support to service customers, as well as ways for CMC to maintain critical services in the event of environmental infrastructure outages. In addition, CMC has performed a Year 2000 credit assessment of its loan portfolios. CMC has also developed Year 2000 stress scenarios in order to stress test market-sensitive portfolios. These senarios will continue to be updated throughout the year as more information about world-wide Year 2000 readiness evolves. CMC has performed stress testing, and will continue to perform stress testing, on at least a monthly basis through 1999, for its market sensitive portfolios utilizing these scenarios. CMC is also in the process of making prepartions to have appropriate liquidity funding available at year-end, including increased cash reserves for ATM machines.

Part I
Item 2. (continued)


Event preparation activities also continue. Year 2000 command centers are being created; problem tracking and reporting tools designed; key operational and service performance measures identified for tracking; "wellness checks" of facilities, services, and systems planned; and training of "rapid response teams" scheduled. Dress rehearsals have been scheduled for three weekends during the fourth quarter of 1999 and command centers will become operational in late December.

CMC currently estimates that full year 1999 Year 2000 costs will increase to approximately $158 million (versus the $127 million reported in CMC's Quarterly Report on 10-Q for the quarter ended March 31, 1999). The largest portion of the $31 million increase is directly related to the cost of the independent validation and verification testing efforts of applications systems undertaken by CMC. The balance is due to increased levels of testing and additional costs associated with event preparation and contingency planning. None of these costs will be borne by the Company.

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


OTHER MATTERS

As of June 30,1999 the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, are 100% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.
o 92% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.
o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock and the Series A Preferred Shares and anticipates meeting the 1999 annual distribution and administrative requirements.

Part I
Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding interest rate risk, see the Interest Rate Risk section on page 14.


                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                           Three Months Ended June 30,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                         1999                                   1998
                                                       Balance         Interest      Rate        Balance       Interest      Rate
                                                       -------         --------      ----        -------       --------      ----
                                                                                 (Annualized)                           (Annualized)
ASSETS:

Residential Mortgage Loans                            $     911,805   $   15,209    6.7%       $      786,721   $   14,446   7.3%
Commercial Mortgage Loans                                    71,690        1,730    9.7%               89,728        2,141   9.5%
Cash                                                         84,344        1,913    9.1%              209,049        2,668   5.1%
                                                      -------------   ----------    ----       --------------   ----------   ----

         TOTAL INTEREST-EARNING ASSETS                    1,067,839       18,852    7.1%            1,085,498       19,255   7.1%
                                                      -------------   ----------    ----       --------------   ----------   ----

Allowance for Loan Losses                                    (4,442)                                   (3,571)
Due from Affiliates                                          54,959                                    49,129
Accrued Interest Receivable                                   7,289                                     6,262
                                                      -------------                            --------------

         TOTAL ASSETS                                 $   1,125,645                            $    1,137,318
                                                      =============                            ========0=====

LIABILITIES:

Accounts Payable                                      $       4,146                            $        4,172
Due to Affiliates                                                 0                                     2,856
                                                      -------------                            --------------

         TOTAL LIABILITIES                                    4,146                                     7,028
                                                      -------------                            --------------


STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized, 22,000,000
   Issued and Outstanding                                   550,000                                   550,000
Common Stock, Par Value $171,750,000 Per Share;
    One Share Authorized, Issued and Outstanding            171,750                                   171,750
Capital Surplus                                             381,637                                   381,637
Retained Earnings                                            18,112                                    26,903
                                                      -------------                            --------------

         TOTAL STOCKHOLDERS' EQUITY                       1,121,499                                 1,130,290
                                                      -------------                            --------------

         TOTAL LIABILITIES AND STOCKHOLDERS'          $   1,125,645                            $    1,137,318
                                                      =============                            ==============
           EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                            Six Months Ended June 30,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                         1999                                   1998
                                                       Balance         Interest     Rate         Balance      Interest      Rate
                                                       -------         --------     ----         -------      --------      ----
                                                                                 (Annualized)                            Annualized)
ASSETS:

Residential Mortgage Loans                            $     897,375   $   30,540    6.8%       $      823,077   $   30,198   7.3%
Commercial Mortgage Loans                                    74,066        3,456    9.3%               92,214        4,327   9.4%
Cash                                                         95,944        2,781    5.8%              173,881        4,531   5.2%
                                                      -------------   ----------    ----       --------------   ----------   ----

         TOTAL INTEREST-EARNING ASSETS                    1,067,385       36,777    6.9%            1,089,172       39,056   7.2%
                                                      -------------   ----------    ----       --------------   ----------   ----

Allowance for Credit Losses                                 (4,286)                                    (3,523)
Due from Affiliates                                          56,573                                    41,343
Accrued Interest Receivable                                   7,201                                     6,104
                                                      -------------                            --------------

         TOTAL ASSETS                                 $   1,126,873                            $    1,133,096
                                                      =============                            ==============

LIABILITIES:

Accounts Payable                                       $      4,176                            $        4,079
Due to Affiliates                                                 2                                     2,815
                                                      -------------                            --------------

         TOTAL LIABILITIES                                    4,178                                     6,894
                                                      -------------                            --------------


STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized, 22,000,000
   Issued and Outstanding                                   550,000                                   550,000
Common Stock, Par Value $171,750,000 Per Share;
    One Share Authorized, Issued and Outstanding            171,750                                   171,750
Capital Surplus                                             381,637                                   381,637
Retained Earnings                                            19,308                                    22,815
                                                      -------------                            --------------

         TOTAL STOCKHOLDERS' EQUITY                       1,122,695                                 1,126,202
                                                      -------------                            --------------

         TOTAL LIABILITIES AND STOCKHOLDERS'          $   1,126,873                            $    1,133,096
                                                      =============                            ==============
           EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in thousands, except per share data)
                                   (Unaudited)


                                                            1999                                       1998
                                                 ----------------------------  --------------------------------------------------
                                                    Second        First          Fourth         Third      Second          First
                                                    Quarter      Quarter         Quarter       Quarter     Quarter        Quarter
INTEREST INCOME:

Residential Mortgage Loans                        $   15,209   $   15,331      $   17,221   $   17,011   $   14,446   $   15,752
Commercial Mortgage Loans                              1,730        1,726           1,836        1,746        2,141        2,186
Interest on Overnight Investments                      1,913          868           1,187        1,371        2,668        1,863
                                                  ----------    ---------      ----------   ----------    ---------    ---------
                                                      18,852       17,925          20,244       20,128       19,255       19,801
           Less: Servicing Fees                         (639)        (634)           (421)        (670)        (559)        (599)
                                                  ----------    ---------      ----------   ----------    ---------    ---------
      Net Interest Income                             18,213       17,291          19,823       19,458       18,696       19,202
                                                  ----------    ---------      ----------   ----------    ---------    ---------
NON INTEREST EXPENSE:

Advisory Fees                                             63           63              63           63           62           63
Other Administrative Expenses                            102           81              61           93           92          123
                                                   ---------    ---------       ---------    ---------    ---------    ---------
      Total Noninterest Expense                          165          144             124          156          154          186
                                                   ---------    ---------       ---------    ---------    ---------    ---------

NET INCOME                                         $  18,048   $   17,147      $   19,699   $   19,302    $  18,542    $  19,016
                                                   =========   ==========      ==========   ===========   =========    =========

NET INCOME APPLICABLE TO COMMON
    SHARE                                          $   6,910   $    6,010      $    8,562    $   8,164    $   7,404    $   7,879
                                                   =========   ==========      ==========    =========    =========    =========

NET INCOME PER COMMON SHARE (a)                   $    6,910   $    6,010      $    8,562    $    8,164   $   7,404    $   7,879
                                                  ==========   ==========      ==========    ==========   =========    =========


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


                                      CHASE PREFERRED CAPITAL CORPORATION
                                                 (Registrant)


Date:   August 13, 1999               By  /s/ Louis M. Morrell
        ---------------               -----------------------------------
                                              Louis M. Morrell
                                              Treasurer