Form 10-Q
period 1999-09-30
CHASE PREFERRED CAPITAL CORP
filed 1999-11-12
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: September 30, 1999      Commission File Number:  1-12151
                                                                        -------


                       CHASE PREFERRED CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                            13-3899576
   -------------------------------                           ------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


  270 PARK AVENUE, NEW YORK, NEW YORK                               10017
---------------------------------------                          ----------
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

                                                       Yes |X|    No | |


    Common Stock, $171,500,000 Par Value                                   1
    ------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on
                              September 30, 1999.

================================================================================

                                 FORM 10-Q INDEX


PART I                                                                    PAGE
------                                                                    ----

Item 1.   Financial Statements - Chase Preferred Capital Corporation:

             Balance Sheet at September 30, 1999 and December 31, 1998.    3

             Statement of Income for the Three Months Ended September
               30, 1999 and 1998.                                          4

             Statement of Income for the Nine Months Ended September
               30, 1999 and 1998.                                          5

             Statement of Changes in Stockholders' Equity for the Nine
                Months Ended September 30, 1999 and 1998.                  6

             Statement of Cash Flows for the Nine Months Ended September
                30, 1999 and 1998.                                         7


          Notes to Financial Statements.                                   8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                      10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      18



PART II
-------

Item 4.   Submission of Matters to a Vote of Security Holders             21

Item 6.   Exhibits and Current Reports on Form 8-K.                       21


================================================================================

Part I
Item 1.


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                        (in thousands, except share data)
                                   (Unaudited)


                                       SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                          (UNAUDITED)
ASSETS:

Residential Mortgage Loans               $    1,024,714          $     944,012
Commercial Mortgage Loans                        62,139                 77,356
                                         --------------          -------------
                                              1,086,853              1,021,368
   Less: Allowance for Loan Losses               (4,928)                (4,120)
                                         --------------          -------------
                                              1,081,925              1,017,248

Cash                                              7,805                 25,215
Due from Affiliates                              22,851                 71,140
Accrued Interest Receivable                       6,336                  7,703
                                         --------------          -------------

      TOTAL ASSETS                       $    1,118,917          $   1,121,306
                                         ==============          =============
LIABILITIES:

Accounts Payable                         $           47                    432
                                         --------------          -------------
      TOTAL LIABILITIES                              47                    432
                                         --------------          -------------

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $25 per
  share; 50,000,000 shares authorized,
  22,000,000  issued and outstanding            550,000                550,000
Common stock, par value $171,750,000
  per share; one share authorized,
  issued and outstanding                        171,750                171,750
Capital Surplus                                 382,005                381,637
Retained Earnings                                15,115                 17,487
                                         --------------          -------------

      TOTAL STOCKHOLDERS' EQUITY              1,118,870              1,120,874
                                         --------------          -------------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY            $    1,118,917          $   1,121,306
                                         ==============          =============


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                        Three Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)


                                                1999                  1998
INTEREST INCOME:

Residential Mortgage Loans                $       15,823         $      17,011
Commercial Mortgage Loans                          1,300                 1,746
Overnight Investments                                968                 1,371
                                          --------------         -------------
                                                  18,091                20,128

     Less: Servicing Fees                          (657)                 (670)
                                          --------------         -------------

     Net Interest Income                          17,434                19,458
                                          --------------         -------------

NON INTEREST EXPENSE:

Advisory Fees                                         62                    63
Other Administrative Expenses                         58                    93
                                          --------------         -------------

     Total Noninterest Expense                       120                   156
                                          --------------         -------------

NET INCOME                                $       17,314         $      19,302
                                          ==============         =============

NET INCOME APPLICABLE TO COMMON SHARE     $        6,177         $       8,164
                                          ==============         =============

NET INCOME PER COMMON SHARE               $        6,177         $       8,164
                                          ==============         =============


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                         Nine Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)


                                                  1999                1998
INTEREST INCOME:

Residential Mortgage Loans                   $       46,363       $      47,209
Commercial Mortgage Loans                             4,756               6,073
Overnight Investments                                 3,749               5,902
                                             --------------       -------------
                                                     54,868              59,184

     Less: Servicing Fees                            (1,930)             (1,828)
                                             --------------       -------------

     Net Interest Income                             52,938              57,356
                                             --------------       -------------

NON INTEREST EXPENSE:

Advisory Fees                                           188                 188
Other Administrative Expenses                           241                 308
                                             --------------       -------------

     Total Noninterest Expense                          429                 496
                                             --------------       -------------

NET INCOME                                   $       52,509       $      56,860
                                             ==============       =============

NET INCOME APPLICABLE TO COMMON SHARE        $       19,097       $      23,447
                                             ==============       =============

NET INCOME PER COMMON SHARE                  $       19,097       $      23,447
                                             ==============       =============


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Nine Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)


                                                 1999                  1998

PREFERRED STOCK:

Balance at Beginning of Year                $      550,000        $     550,000
                                            --------------        -------------

Balance at End of Period                           550,000              550,000
                                            ==============        =============


COMMON STOCK:

Balance at Beginning of Year                       171,750              171,750
                                            --------------        -------------
Balance at End of Period                           171,750              171,750
                                            ==============        =============


ADDITIONAL PAID IN CAPITAL:

Balance at Beginning of Year                       381,637              381,637

Refund for unused organizational costs                 368                    0
                                            --------------        -------------

Balance at End of Period                           382,005              381,637
                                            ==============        =============


RETAINED EARNINGS:

Balance at Beginning of Year                        17,487               16,543

Net Income                                          52,509               56,860

Common Dividends                                   (21,469)             (22,965)

Preferred Dividends                                (33,412)             (33,413)
                                            --------------        -------------

Balance at End of Period                            15,115               17,025
                                            ==============        =============


TOTAL STOCKHOLDERS' EQUITY                  $    1,118,870        $   1,120,412
                                            ==============        =============


  The Notes to Financial Statements are an integral part of these Statements.

Part I
ITEM 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                         Nine Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)

                                                         1999            1998

OPERATING ACTIVITIES:

Net Income                                           $   52,509      $   56,860

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
       Receivable for Loan Payment Collected in
         Subsequent Month                               (43,903)         16,618
       Amortization of Deferred Costs                     3,175           1,653

     Net Change In:
       Due From Affiliates                               48,289          (8,020)
       Accrued Interest Receivable                        3,068           1,889
       Accounts Payable                                     (17)              0
       Due to Affiliates                                      0              54
                                                     ----------      ----------

Net Cash Provided by Operating Activities                63,121          69,054
                                                     ----------      ----------

INVESTING ACTIVITIES:

       Purchase of Mortgage Loans                     (479,563)        (484,783)
       Acquired Reserve                                    808              822
       Principal Payments Received                     454,806          414,453
       Purchase of Accrued Interest Receivable          (1,701)          (2,145)
       Sale of Loans (Net of Reserves)                       0            1,146
                                                     ---------       ----------

Net Cash Used by Investing Activities                  (25,650)         (70,507)
                                                     ---------       ----------


FINANCING ACTIVITIES:

Dividends Paid                                         (54,881)         (56,378)
                                                     ---------       ----------

Net Cash Used by Financing Activities                  (54,881)         (56,378)
                                                     ---------       ----------


NET DECREASE IN CASH                                   (17,410)         (57,831)

CASH AT BEGINNING OF PERIOD                             25,215           93,919
                                                     ---------       ----------

CASH AT END OF PERIOD                                $   7,805       $   36,088
                                                     =========       ==========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996. The Company is a wholly-owned subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York. The Company began operating in 1996, upon completion of an initial public offering of 22,000,000 shares of its 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), which are currently traded on the New York Stock Exchange. The Company used the proceeds of that offering (after payment of offering expenses), together with capital invested by the Bank, to purchase a portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values. The Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis, which approximated their estimated fair values.

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

Part I
Item 1. (Continued)


For the quarters ended September 30, 1999 and 1998, aggregate advisory and servicing fees totaled approximately $719,000 and $733,000, respectively. For the nine months ended September 30, 1999 and 1998, aggregate advisory and servicing fees totaled approximately $2,118,000 and $2,016,000, respectively.

In its capacity as Sub-Servicer, CMMC owed the Company approximately $22,851,000 and $71,140,000 at September 30, 1999 and December 31, 1998, respectively, primarily consisting of mortgage loan payments received on behalf of the Company. Pursuant to the terms of the Servicing Agreement and Subservicing Agreements, the Company receives mortgage loan payments collected by the Servicer (and sub-servicer) in the month immediately following their collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended September 30, 1999 and 1998 amounted to approximately $968,000 and $1,371,000, respectively. Interest income on these deposits for the nine months ended September 30, 1999 and 1998 amounted to approximately $3,749,000 and $5,902,000, respectively.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For further discussion on the methodology for determining the fair value of the Mortgage Loans, reference is made to Note 7 of the Company's 1998 Annual Report.

Mortgage Loans:

The book value and fair value of Mortgage Loans at September 30, 1999 and December 31, 1998 are as follows (in thousands):

                                              SEPTEMBER 30, 1999                 DECEMBER 31, 1998
                                           Carrying        Estimated          Carrying        Estimated
                                             VALUE         FAIR VALUE           VALUE         FAIR VALUE
                                           --------        ----------         --------        ----------
Residential Mortgage Loans             $    1,024,714    $   1,036,139     $     944,012   $      957,395
Commercial Mortgage Loans                      62,139           65,894            77,356           82,763
Allowance for Loan Losses                      (4,928)          (4,928)           (4,120)          (4,120)
                                       --------------    -------------     -------------   --------------
Mortgage Loans, net of allowance
 for loan losses                       $    1,081,925    $   1,097,105     $   1,017,248   $    1,036,038


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

Part I
Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

                       CHASE PREFERRED CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
              (in thousands, except per share, unit and ratio data)
                                   (Unaudited)


                                                           1999                             1998
                                       ----------------------------------------------      -------            Nine Months Ended
                                           THIRD           SECOND           FIRST           THIRD                SEPTEMBER 30,
                                                                                                         --------------------------
                                          QUARTER          QUARTER         QUARTER         QUARTER            1999           1998
                                          -------          -------         -------         -------       --------------------------
INCOME STATEMENT:

Interest Income                        $     18,091     $     18,852    $    17,925     $    20,128      $     54,868     $  59,184

Net Interest Income                          17,434           18,213         17,291          19,458            52,938        57,356

Net Income                                   17,314           18,048         17,147          19,302            52,509        56,860

Net Income Applicable to
 Common Share                          $      6,177            6,910          6,010           8,164            19,097        23,447

Income Per Common Share (a)            $      6,177     $      6,910    $     6,010     $     8,164       $    19,097   $    23,447

BALANCE SHEET:

Mortgage Loans                         $  1,086,853     $  1,059,016    $ 1,027,272     $ 1,035,541       $ 1,086,853   $ 1,035,541

Total Assets                              1,118,917        1,119,627      1,118,712       1,123,700         1,118,917     1,123,700

Preferred Stock Outstanding                 550,000          550,000        550,000         550,000           550,000       550,000

Total Stockholders' Equity             $  1,118,870     $  1,119,225  $   1,118,324     $ 1,120,412      $  1,118,870   $ 1,120,412


OTHER DATA:

Dividends Paid on Preferred Shares     $     11,137           11,138  $      11,137     $    11,138      $     33,412   $    33,413

Dividends Paid on Common Shares        $      6,900     $      6,009  $       8,560     $     7,400      $     21,469   $    22,965

Number of Preferred Shares
  Outstanding                            22,000,000       22,000,000     22,000,000      22,000,000        22,000,000    22,000,000

Number of Common Shares
  Outstanding (a)                                 1                1              1               1                 1             1

Average Yield on Mortgage Loans                 6.7%             6.9%           7.1%            7.6%              6.9%          7.6%
------------------------------------------------------------------------------------------------------------------------------------

----------
(a) All common and per share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

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

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The Company is a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"). The principal business of the Company is to acquire, hold and manage assets that qualify as REIT real estate assets under the Code and that will generate net income for distribution to stockholders. To date, the Company has acquired the following types of assets: (i) Mortgage Loans acquired from the Bank or from affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties or on commercial real estate properties and
(ii) securities that qualify as real estate assets under Section 856(c)(6)(B) of the Code that are rated by at least one nationally recognized statistical rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying the Mortgage-Backed Securities are secured by single-family residential, multifamily or commercial real estate properties located in the United States.

The Company began operations in 1996 upon completion of an initial public offering of 22,000,000 Series A Preferred Shares. The Series A Preferred Shares are traded on the New York Stock Exchange. The Company's Common Stock is held solely by the Bank.


POSSIBLE FUTURE DEVELOPMENTS


The Company is currently evaluating a proposal (the "Expansion Proposal") pursuant to which the Company may acquire additional assets qualifying as REIT real estate assets under the Code. If the Expansion Proposal is implemented, it is currently anticipated that the additional assets acquired by the Company would consist of (i) additional loans acquired from the Bank and its affiliates consisting of loans secured by manufactured housing units ("MHLS") and residential second mortgages ("2ND mortgages") and (ii) loans made by the Company to the Bank or its affiliates secured by home equity lines of credit ("HELOCs") pledged by the borrower to the Company. The MHLS, 2ND mortgages and HELOCs subject to the Expansion Proposal would be serviced by CMMC on behalf of the Company. If the Expansion Proposal is implemented, the Company will continue to acquire Mortgage Loans in accordance with the policies and contractual terms currently in effect with respect to those Mortgage Loans.

The Company's Board of Directors has determined that the Expansion Proposal will only be effected if approved by the Company's Independent Directors, and after receipt of regulatory approval and receipt of confirmations by the rating agencies rating the Series A Preferred Shares that implementation of the proposal will not adversely affect their ratings of the Series A Preferred Shares. Accordingly, there is no assurance that the Expansion Proposal will be implemented. However, if the Expansion Proposal is approved, it is currently expected to be implemented in the first half of 2000.


CONSIDERATIONS RELATING TO AFFILIATE TRANSACTIONS


The Bank administers the day-to-day activities of the Company in its role as Advisor under the Agreement. CMMC sub-services the Company's Mortgage Loans on behalf of the Servicer under each of the Servicing Agreements.

The Bank and its affiliates may have interests that are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of assets from the Bank or its affiliates; servicing of those assets, particularly with respect to assets that become classified or placed in nonaccrual status or which have been, more than once during the preceding twelve months, more than 30 days past due in the payment of principal and interest; future dispositions of assets to CMC or any of its nonbank subsidiaries; the modification of the Agreement or the Servicing Agreements; and the entry into additional agreements with CMC, the Bank or their affiliates (including agreements contemplated by the Expansion Proposal).

Part I
Item 2. (continued)


The Company intends that any agreements and transactions between the Company, on the one hand, and CMC, the Bank or their affiliates, on the other hand (including any agreements and transactions contemplated by the Expansion Proposal), will be fair to all parties and consistent with market terms. The requirement in the Certificate of Designation establishing the Series A Preferred Shares that certain actions of the Company be approved by a majority of the Independent Directors (as defined in the Certificate of Designation) is also intended to ensure fair dealing between the Company and CMC, the Bank and their respective affiliates. However, there can be no assurance that those agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.


RESULTS OF OPERATIONS

For the quarters ended September 30, 1999 and 1998, the Company reported net interest income of approximately $17,434,000 and $19,458,000, respectively. Interest income from residential and commercial mortgage loans was approximately $15,823,000 and $1,300,000, respectively, for the quarter ended September 30, 1999 and approximately $17,011,000 and $1,746,000, respectively, for the quarter ended September 30, 1998. The total average yield for the quarters ended September 30, 1999 and 1998 was 6.7% and 7.6%, respectively. After deduction of approximately $63,000 and $57,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $17,314,000 for the quarter ended September 30, 1999. This compared to net income of approximately $19,302,000 for the quarter ended September 30, 1998, after deducting approximately $63,000 and $93,000 in advisory fees and other administrative expenses, respectively. The lower results for the third quarter of 1999 when compared to the third quarter of 1998 are primarily due to the lower yield on mortgage loans during the quarter ended September 30, 1999.

The Company reported basic earnings per share of $6,177,000 and $8,164,000 for the quarters ended September 30, 1999 and 1998, respectively. The lower results for the third quarter of 1999 when compared to the third quarter of 1998 reflect the impact of lower yield on mortgage loans during the quarter ended September 30, 1999.

For the nine months ended September 30, 1999 and 1998, the Company reported net interest income of approximately $52,938,000 and $57,356,000, respectively. Interest income from residential and commercial mortgage loans was approximately $46,363,000 and $4,756,000, respectively, for the nine months ended September 30, 1999 and approximately $47,209,000 and $6,073,000, respectively, for the nine months ended September 30, 1998. The total average yield on the Mortgage Loans for the nine months ended September 30, 1999 and 1998 was 6.9% and 7.6%, respectively. After deduction of approximately $188,000 and $241,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $52,509,000 for the nine months ended September 30, 1999. This is compared to net income of approximately $56,860,000 for the nine months ended September 30, 1998, after deducting approximately $188,000 and $308,000 in advisory fees and other administrative expenses, respectively. The Company reported basic earnings per share of $19,097,000 and $23,447,000 for the nine months ended September 30, 1999 and 1998, respectively. The lower results for the 9 months ended 1999 when compared with the same period in 1998 reflect the impact of the lower yield on mortgage loans during the nine months ended September 30, 1999.

The Company paid $11,137,000 and $11,138,000 for the quarters ended September 30, 1999 and 1998, respectively, and $33,412,000 and $33,413,000 for the nine months ended September 30, 1999 and 1998, respectively, in dividends on the Series A Preferred Shares. As of this date, all dividend payments on Series A Preferred Shares are current. For the nine months ended September 30, 1999, the Company paid Common Stock dividends of approximately $21,469,000. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT.

Part I
Item 2. (continued)


MORTGAGE LOANS


At September 30, 1999, mortgage loans consisted of both residential and commercial mortgage loans. At that date, residential mortgage loans in the portfolio consisted of treasury and prime rate adjustable mortgages ("ARMs"); one-year and six-month ARMs; three-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to three-year and six-month ARMs; and fixed rate loans. The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. The Company's initial portfolio of Mortgage Loans was 90% residential and 10% commercial. Over time, as commercial mortgage loans have matured or prepaid, they have been replaced with residential mortgage loans. At September 30, 1999, 94.3% of the Company's portfolio was comprised of residential mortgage loans, with the balance consisting of commercial mortgage loans, and, as commercial loans continue to prepay or mature, the proportion of the Company's portfolio consisting of commercial loans is expected to decrease.

For the quarters ended September 30, 1999 and 1998, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $126,829,000 and $174,316,000, respectively, from affiliates of the Bank. In addition, for the quarters ended September 30, 1999 and 1998, the Company received approximately $118,240,000 and $153,105,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer).

For the nine months ended September 30, 1999 and 1998, the Company purchased Mortgage Loans having an outstanding principal balance of approximately $479,563,000 and $484,783,000, respectively, from affiliates of the Bank. In addition, for the nine months ended September 30, 1999 and 1998, the Company received approximately $454,806,000 and $414,453,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer).

The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:

Interest-Earning Asset Mix          At September 30, 1999        At December 31, 1998
    (in thousands)                  Amount        Percent        Amount        Percent
---------------------------------------------------------------------------------------

Residential Mortgage Loans        $   1,024,714       94.3%    $    944,012     92.4%
Commercial Mortgage Loans                62,139        5.7%          77,356      7.6%
                                  -------------    --------    ------------   -------
TOTAL INTEREST-EARNING ASSETS     $   1,086,853        100%    $  1,021,368      100%
                                  =============    ========    ============   =======
---------------------------------------------------------------------------------------

For a further discussion on the Company's acquisition and disposition policies for Mortgage Loans, reference is made to Note 2 of the Company's 1998 Annual Report.

At September 30, 1999 and December 31, 1998, there were no nonaccruing residential mortgage loans. For the quarter and nine months ended September 30, 1999, there were no sales of nonaccruing loans.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential credit losses from the entire Mortgage Loan portfolio. The Company deems its allowance for loan losses as of September 30, 1999 to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, and legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

Part I
Item 2. (continued)

The accompanying table reflects the activity in the Company's allowance for loan losses for the periods indicated:


                                                       Three Months Ended                    Nine Months Ended
Allowance for Loan Losses                        Sept. 30, 1999   Sept. 30, 1998     Sept. 30, 1999    Sept. 30, 1998
   (in Thousands)
----------------------------------------------------------------------------------------------------------------------
   Total Allowance at Beginning of Period         $    4,715       $    3,555         $     4,120       $     3,468
   Acquired Allowance                                    213              295                 808               822
   Provision for Losses                                    0                0                   0                 0
   Charge-Offs                                             0                0                   0               (78)
   Recoveries                                              0                0                   0                 0
   Sale of Loans                                           0                0                   0              (362)
                                                  ----------       ----------         -----------       -----------
    Total Allowance at End of Period              $    4,928       $    3,850         $     4,928       $     3,850
                                                  ==========       ==========         ===========       ===========
----------------------------------------------------------------------------------------------------------------------

At September 30, 1999 and 1998, the Company's allowance for loan losses as a percentage of total loans was .45% and .37%, respectively.


INTEREST RATE RISK

The Company's income currently consists primarily of interest payments on Mortgage Loans. Currently, the Company does not use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, the Company may experience a reduction in interest income on its Mortgage Loans (and, if the Expansion Proposal is implemented, on the additional assets acquired pursuant to that proposal) and a corresponding decrease in funds available to be distributed to its shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on adjustable rate loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding loans. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.


SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographical area as of September 30, 1999 and December 31, 1998:

Geographical Breakout                                              September 30, 1999             December 31, 1998
    (in thousands)                                               Amount        Percent         Amount          Percent
-----------------------------------------------------------------------------------------------------------------------
Residential Mortgage Loans:
California                                                    $    388,298       35.7%     $     372,200       36.4%
Colorado                                                            83,330        7.7%            63,278        6.2%
Other States (no State has more than 5% of total loans)            553,086       50.9%           508,534       49.8%
                                                              ------------       -----      ------------       -----
              Total Residential  Mortgage Loans                  1,024,714       94.3%           944,012       92.4%
                                                              ------------       -----      ------------       -----

Commercial Mortgage Loans:
New York Metropolitan Tri-State Area                                58,534        5.4%            73,523        7.2%
Other States (no State has more than .24% of total loans)            3,605         .3%             3,833        0.4%
                                                              ------------      ------      ------------       -----
              Total Commercial Mortgage Loans                       62,139        5.7%            77,356        7.6%
                                                              ------------      ------      ------------       -----

TOTAL                                                         $  1,086,853        100%     $   1,021,368        100%
                                                              ============      ======     =============        ====

Part I
Item 2. (continued)


At September 30, 1999, approximately 35.7% of the Company's total Mortgage Loan portfolio consisted of loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages.

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

The Company's principal current liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature, prepay or are sold, and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from the sale or repayment of principal balances of Mortgage Loans by individual borrowers.

The Company currently anticipates that, if the Expansion Proposal is approved, the initial purchase by the Company of the portfolio of additional assets contemplated by that proposal (and any subsequent purchases intended to increase the size of that portfolio of additional assets) will be fully funded through additional investments by the Bank. Subsequent purchases to maintain the size of the portfolio acquired pursuant to the Expansion Proposal will be funded with proceeds obtained by the Company as the acquired assets mature, are prepaid by the borrowers or are sold by the Company.

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

Part I
Item 2. (continued)


CMC's Year 2000 Program is tracked against a well-defined set of milestones. CMC completed its inventory and assessment phases in 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. Approximately 3,900 business applications (approximately 1,000 of which are provided by third-party vendors, were identified by CMC as requiring Year 2000 remediation. As of September 30, 1999, CMC's software applications currently in operation have been remediated and tested for Year 2000 compliance. CMC's information technology teams are now managing systems changes to ensure that CMC's applications remain Year 2000 compliant. CMC has also imposed a "freeze" on technology changes from October 1, 1999 through the end of January 2000. The freeze is intended to ensure that CMC's technology environment will be highly stable at year-end.

Due diligence efforts of external Year 2000 risks are continuing. This includes due diligence on settlement counterparties (such as correspondents, sub-custodians and investment advisors) and customers. In addition, stress testing, on at least a monthly basis, of CMC's market-sensitive portfolios is being performed. The stress test scenarios continue to be updated as more information about worldwide Year 2000 readiness becomes available. CMC continues to evaluate potential Year 2000 impacts upon its funding capability and has taken actions to incorporate such risks into its capital and liquidity planning in order to meet anticipated funding needs at year end.

The results of CMC's due diligence and other assessment efforts are utilized by CMC to help it manage its Year 2000 business risks. Under the auspices of CMC's Year 2000 Business Risk Council, contingency plans have been developed, refined and tested. Approximately 250 different risk scenarios have been identified across all geographies and CMC businesses, resulting in the development of approximately 1,400 individual Year 2000 contingency plans. These plans include identification of possible alternative methods by which to provide service, alternative locations for operations, increased staff support to service customers, as well as ways for CMC to maintain critical services in the event of environmental infrastructure outages.

CMC's Year 2000 program is now focused almost entirely on final preparations for the event. Year 2000 command centers have been created; problem tracking and reporting tools designed; key operational and service performance measures identified for tracking; "wellness checks" of facilities, services, and systems have been planned; and training of "rapid response teams" is in process. Three dress rehearsals have been scheduled for the fourth quarter of 1999. The first dress rehearsal, scheduled for October 15, 1999, tested command center connectivity and processes. The second dress rehearsal, scheduled for October 29 and 30, 1999, tested CMC's Year 2000 tracking, monitoring and communications processes. These dress rehearsals were successful in identifying areas for improved communication and more efficient decision making at the event. The third dress rehearsal, scheduled for early December 1999, is intended to refine business status reporting and test back-up command center infrastructure and processes. The Year 2000 command center structure will become operational in late December and will continue in place until a stable operating environment is achieved.

CMC continues to estimate that full year 1999 Year 2000 costs will be approximately $158 million.

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

Part I
Item 2. (continued)


OTHER MATTERS


As of September 30,1999 the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, are 100% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 93% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock and the Series A Preferred Shares and anticipates meeting the 1999 annual distribution and administrative requirements.

Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

For information regarding interest rate risk, see the Interest Rate Risk section on page 14.


                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                        Three Months Ended September 30,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                       1999                                   1998
                                                           BALANCE     INTEREST      RATE         BALANCE     INTEREST      RATE
                                                           -------     --------      ----         -------     --------      ----
                                                                                 (Annualized)                           (Annualized)
ASSETS:

Residential Mortgage Loans                             $     958,689   $ 15,823      6.6%      $   896,559   $   17,011     7.6%
Commercial Mortgage Loans                                     63,307      1,300      8.2%           84,232        1,746     8.3%
CASH                                                          64,570        968      6.0%           89,123        1,371     6.2%
                                                       -------------   --------      ----      -----------   ----------     ----

         TOTAL INTEREST-EARNING ASSETS                     1,086,566     18,091      6.7%        1,069,914       20,128     7.5%
                                                       -------------   --------      ----      -----------   ----------     ----

Allowance for Loan Losses                                     (4,738)                               (3,577)
Due from Affiliates                                           38,727                                56,219
Accrued Interest Receivable                                    6,415                                 6,551
                                                       -------------                           -----------

         TOTAL ASSETS                                  $   1,126,970                           $ 1,129,107
                                                       =============                           ===========

LIABILITIES:

Accounts Payable                                       $       5,048                           $     2,924
Due to Affiliates                                                  0                                 3,941
                                                       -------------                           -----------

         TOTAL LIABILITIES                                     5,048                                 6,865
                                                       -------------                           -----------


STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized, 22,000,000
   Issued and Outstanding                                    550,000                              550,000
Common Stock, Par Value $171,750,000 Per Share;
    One Share Authorized, Issued and Outstanding             171,750                              171,750
Capital Surplus                                              381,641                              381,637
RETAINED EARNINGS                                             18,531                               18,855
                                                       -------------                          -----------

         TOTAL STOCKHOLDERS' EQUITY                        1,121,922                            1,122,242
                                                       -------------                          -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'           $   1,126,970                          $ 1,129,107
                                                       =============                          ===========
           EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                         Nine Months Ended September 30,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                          1999                                 1998
                                                           BALANCE      INTEREST     RATE         BALANCE     INTEREST      RATE
                                                           -------      --------     ----         -------     --------      ----
                                                                      (Annualized)                          (Annualized)
ASSETS:

Residential Mortgage Loans                             $     918,038   $   46,363    6.7%      $    847,840   $  47,209      7.4%
Commercial Mortgage Loans                                     70,440        4,756    9.0%            89,524       6,073      9.0%
Cash                                                          85,371        3,749    5.9%           145,318       5,902      5.4%
                                                       -------------   ----------    ----      ------------   ---------      ----

         TOTAL INTEREST-EARNING ASSETS                     1,073,849       54,868    6.8%         1,082,682      59,184      7.3%
                                                       -------------   ----------    ----      ------------   ---------      ----

Allowance for Loan Losses                                    (4,439)                                 (3,541)
Due from Affiliates                                           50,559                                 46,356
Accrued Interest Receivable                                    6,936                                  6,255
                                                       -------------                           ------------

         TOTAL ASSETS                                  $   1,126,905                           $  1,131,752
                                                       =============                           ============

LIABILITIES:

Accounts Payable                                       $       4,470                           $      3,315
Due to Affiliates                                                  1                                  3,570
                                                       -------------                           ------------

         TOTAL LIABILITIES                                     4,471                                  6,885
                                                       -------------                           ------------


STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized, 22,000,000
   Issued and Outstanding                                    550,000                                550,000
Common Stock, Par Value $171,750,000 Per Share;
    One Share Authorized, Issued and Outstanding             171,750                                171,750
Capital Surplus                                              381,638                                381,637
Retained Earnings                                             19,046                                 21,480
                                                       -------------                           ------------

         TOTAL STOCKHOLDERS' EQUITY                        1,122,434                              1,124,867
                                                       -------------                           ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'           $   1,126,905                          $   1,131,752
                                                       =============                          =============
           EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in thousands, except per share data)
                                   (Unaudited)


                                                           1999                                         1998
                                          --------------------------------------   -------------------------------------------------
                                              THIRD       SECOND        FIRST        FOURTH        THIRD       SECOND        FIRST
                                             QUARTER      QUARTER      QUARTER       QUARTER      QUARTER      QUARTER      QUARTER
INTEREST INCOME:

Residential Mortgage Loans                 $   15,823   $   15,209    $   15,331   $   17,221   $   17,011    $  14,446   $  15,752
Commercial Mortgage Loans                       1,300        1,730         1,726        1,836        1,746        2,141       2,186
Overnight Investments                             968        1,913           868        1,187        1,371        2,668       1,863
                                           ----------   ----------    ----------   ----------   ----------    ---------   ---------
                                               18,091       18,852        17,925       20,244       20,128       19,255      19,801
          Less: Servicing Fees                   (657)        (639)         (634)        (421)        (670)        (559)       (599)
                                           ----------   ----------    ----------   ----------    ---------    ---------   ---------
      Net Interest Income                      17,434       18,213        17,291       19,823       19,458       18,696      19,202
                                           ----------   ----------    ----------   ----------    ---------    ---------   ---------
NON INTEREST EXPENSE:

Advisory Fees                                      63           63            63           63           63           62          63
Other Administrative Expenses                      57          102            81           61           93           92         123
                                           ----------   ----------    ----------    ---------    ---------    ---------   ---------
      Total Noninterest Expense                   120          165           144          124          156          154         186
                                           ----------   ----------    ----------    ---------    ---------    ---------   ---------

NET INCOME                                 $   17,314   $   18,048   $    17,147   $   19,699   $   19,302    $  18,542   $  19,016
                                           ==========   ==========   ===========   ==========   ==========    =========   =========
NET INCOME APPLICABLE TO
    COMMON SHARE                           $    6,177   $    6,910   $     6,010   $    8,562   $    8,164    $   7,404   $   7,879
                                           ==========   ==========   ===========   ==========   ==========    =========   =========
NET INCOME PER COMMON
    SHARE(a)                               $    6,177   $    6,910   $     6,010   $    8,562   $    8,164    $   7,404   $   7,879
                                           ==========   ==========   ===========   ==========   ==========    =========   =========

----------
(a) All per share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On September 17, 1999, the Bank, the sole holder of the Company's Common Stock, by written consent, elected the following persons as directors of the Company to serve until their respective successors shall have been elected and qualified:
Richard J. Boyle, Dina Dublon, Thomas Jacob, William C. Langley, Louis M. Morrell, Joseph L. Sclafani and Robert S. Strong.


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


                                       CHASE PREFERRED CAPITAL CORPORATION
                                       -----------------------------------
                                                  (Registrant)


DATE:  November 12, 1999               By /s/ Louis M. Morrell
       -----------------                 ---------------------------------
                                              Louis M. Morrell
                                              Treasurer