Form 10-K
period 1999-12-31
CHASE PREFERRED CAPITAL CORP
filed 2000-03-30
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

For the fiscal year ended                                       Commission file
    December 31, 1999                                            number 1-12151


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

8.10% Cumulative Preferred Stock, Series A          New York Stock Exchange, Inc
(Par Value --$25 Per Share)

Securities registered pursuant to Section 12(g) of the Act: None

Number of Shares of Common Stock outstanding on December 31, 1999: 1

      Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No|_|

      Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. |X|


      All outstanding shares of Common Stock were held by The Chase Manhattan Bank at December 31, 1999; therefore, no Common Stock is held by nonaffiliates.

Document incorporated by reference                       Part of Form 10-K
        in this Form 10-K                               which incorporated
----------------------------------                   --------------------------
              None                                              ---

FORM 10-K

PART I                                                                     PAGE
------

Item 1    Business...........................................................1
Item 2    Properties.........................................................4
Item 3    Legal Proceedings..................................................4
Item 4    Submission of Matters to a Vote of Security Holders................4


Part II
-------

Item 5    Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................5
Item 6    Selected Financial Data............................................6
Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................7
Item 7A   Quantitative and Qualitative Disclosures Regarding Market Risk....12
Item 8    Financial Statements and Supplementary Data.......................13
Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................26

Part III
--------

Item 10   Directors and Executive Officers of the Corporation...............26
Item 11   Executive Compensation............................................27
Item 12   Security Ownership of Certain Beneficial Owners and Management....27
Item 13   Certain Relationships and Related Transactions....................27

Part IV
-------
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...27

ITEM 1: BUSINESS

Overview
--------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation and a subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York. The Company began operations in 1996 upon completion of an initial public offering of 22,000,000 shares of 8.10% Cumulative Preferred Stock, Series A (the "Series A Preferred Shares"). The Series A Preferred Shares are traded on the New York Stock Exchange.

The Company is a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"). The principal business of the Company is to acquire, hold and manage assets that qualify as REIT real estate assets under the Code in order to generate net income for distribution to stockholders.

To date, the real estate assets acquired by the Company have consisted of mortgage loans acquired from The Chase Manhattan Bank (the "Bank") or its affiliates as whole loans secured by first mortgages or deeds of trust on single family (one- to four-unit) residential or commercial real properties ("First Mortgage Loans"). The Company may also acquire securities that qualify as real estate assets under Section 856(c)(6)(B) of the Code that are rated by at least one nationally recognized statistical rating organization and that represent interests in or obligations backed by pools of mortgage loans ("Mortgage-Backed Securities"). Mortgage loans underlying Mortgage-Backed Securities are secured by single-family residential, multifamily or commercial real estate properties located in the United States.

Over time, as commercial First Mortgage Loans have prepaid or matured, the Company has replaced them with residential First Mortgage Loans. As of December 31, 1999, approximately 94.8% of the Company's portfolio was comprised of residential First Mortgage Loans, with the balance consisting of commercial First Mortgage Loans. The Company expects the percentage of First Mortgage Loans consisting of commercial First Mortgage Loans to continue to decline over time. The Company's residential First Mortgage Loans consist of the following:

o     six-month prime rate adjustable rate mortgages ("ARMs");
o     six-month treasury ARMs;
o three-year fixed rate loans with an automatic conversion to six-month, one-year and three-year treasury ARMs;
o one, five, seven and ten-year fixed rate loans with an automatic conversion to one-year treasury ARMs; and
o     fixed rate loans.

The Company's commercial First Mortgage Loans consist of fixed and variable rate loans.

The Company has no foreign operations.

Competition
-----------

The Company does not originate loans and currently acquires and intends to continue to acquire its assets only from affiliates. Accordingly, the Company does not compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage banks or insurance companies in acquiring its assets.

Agreements Relating to Management of the Company's Operations
-------------------------------------------------------------

Operations. The Company has entered into an agreement (the "Advisory Agreement") with the Bank (the "Advisor") pursuant to which the Advisor administers the Company's day-to-day operations. In performing its responsibilities, the Advisor has a high degree of autonomy. The Board of Directors, however, has adopted certain policies to guide the administration of the Company relating to the Company's acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company's stockholders, including holders of the Series A Preferred Shares (but in certain circumstances subject to the approval of a majority of the Independent Directors (as defined in the Certificate of Designation for the Series A Preferred Shares)).

Servicing. The First Mortgage Loans have been and continue to be sold to the Company by the Bank on a servicing retained basis. The Bank services the First Mortgage Loans on its own behalf pursuant to the terms of servicing agreements ("First Mortgage Servicing Agreements") between the Company and the Bank. The Bank in its capacity as servicer of the Company's assets is referred to as the "Servicer". The Servicer has entered into sub-servicing agreements with Chase Manhattan Mortgage Corporation ("CMMC" or "sub-servicer"), a wholly-owned subsidiary of Chase Manhattan Bank USA, National Association ("Chase USA"), an affiliate of the Company. The Servicer receives an annual servicing fee with respect to each First Mortgage Loan it services equal to: (1) in the case of residential First Mortgage Loans, their outstanding principal balance times 0.25%; and (2) in the case of commercial First Mortgage Loans, their outstanding principal balance times a percentage ranging from 0.08% to 0.30%, depending upon the outstanding principal amount of the particular loan.

Investment Company Act Considerations
-------------------------------------

The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940.

Certain REIT Requirements
-------------------------

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

The Company's Certificate of Incorporation contains certain restrictions on the number of shares of Common Stock and Preferred Stock that individual stockholders may own. For the Company to qualify as a REIT under the Code, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Persons Test"). The ownership by the Bank of 100% of the shares of Common Stock of the REIT will not adversely affect the Company's REIT qualification because each stockholder of The Chase Manhattan Corporation ("CMC"), the sole stockholder of the Bank, counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of CMC is widely held. Further, the Company's Certificate of Incorporation contains restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test, including a provision voiding any transfer of shares of capital stock of the Company that would cause the Company to be beneficially owned by fewer than 100 persons.

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

All certificates representing the Series A Preferred Shares bear a legend referring to the applicable restrictions described above. The applicable Ownership Limit provisions will not be automatically removed even if sections 856 through 860 of the Code and the applicable Treasury regulations are changed so as to eliminate any ownership concentration limitation or to increase the ownership concentration limitation currently in effect. The Certificate of Incorporation may not be amended to alter, change, repeal or amend any of the Ownership Limit provisions without the prior approval of a majority of the Independent Directors.

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

As of December 31, 1999, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that as of such date:

o its Qualified REIT Assets, as defined in the Code, were 100% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT Assets.
o 94.7% of its revenues qualified for the 75% source of income test and 100% of its revenues qualified for the 95% source of income test under the REIT rules.
o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock and the Series A Preferred Shares and anticipates meeting the 1999 annual distribution and administrative requirements.

Important Factors that May Affect Future Results
------------------------------------------------

From time to time, the Company has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate", "expect", "estimate", "intend", "target", "plan", "goal", "believe", or other words of similar meaning. Forward-looking statements give the Company's current expectations or forecasts of future events, circumstances or results. The Company's disclosure in this report contains forward-looking statements. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not undertake to update forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its reports filed with the Securities and Exchange Commission.

All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in its forward-looking statements. Factors that might cause the Company's future financial performance to vary from that described in its forward-looking statements include the interest rate, credit and other risks discussed in the "Management's Discussion and Analysis" section of this report. In addition, set forth below are certain risks and uncertainties that the Company believes could cause its actual future results to differ materially from expected results. However, other factors besides those discussed in this or the Company's other reports to the SEC could also adversely affect the Company's results and the reader should not consider any such list of factors to be a complete set of all potential risks and uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Impact of General Economic Downturn

The Company's profitability could be adversely impacted by a worsening of general economic conditions in the United States. An economic downturn could increase the risk that customers would refrain from obtaining mortgage loans from Chase and its affiliates or that a greater number of the existing obligors with respect to the Company's assets would become delinquent on their obligations. A higher rate of delinquencies could in turn result in more chargeoffs and a higher level of provision for the Company, which would adversely affect the Company's income.

Interest Rate Risk

The Company's income consists primarily of interest payments on the assets held by it. The Company anticipates that a substantial portion of its assets will bear interest at adjustable rates. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the assets are based), then the Company will experience a decrease in income available for distribution to stockholders. In such an interest rate environment, the Company may experience an increase in prepayments on its residential mortgage loans and may find it more difficult to purchase additional loans bearing rates sufficient to support payment of dividends to stockholders. In addition, certain residential mortgage loans convert an adjustable-rate mortgage to a fixed-rate mortgage, thus "locking in" a low fixed interest rate. Because the dividend rate on the Company's outstanding Series A Preferred Shares is fixed, there can be no assurance that a significant decline in prevailing interest rates would not adversely affect the Company's ability to pay those dividends.

Factors Affecting Allowance for Loan Losses

The Company's allowance for loan losses is based upon management's estimate of probable losses inherent in the Company's portfolio. Estimating losses is inherently uncertain. The estimation process assumes that past experience is a valid indicator for estimating prospective losses, which may not always be the case. The accuracy of estimates reflected in the allowance may be impacted by a number of factors, ranging from external macroeconomic factors to limitations inherent in the estimation process itself. These factors include, among others: general economic and political developments; structural changes that may impact particular mortgagors; changes in underwriting standards; legal and regulatory requirements affecting reserving practices; the volatility of default probabilities, rating migrations and loss severity; and the quality of available data.

Dependence Upon Affiliates as Advisor and Servicer

The Company is dependent for the selection, structuring and monitoring of its assets on the diligence and skill of its officers (all of whom are also officers of the Bank or its affiliates) and the officers and employees of the Bank who are acting on behalf of the Bank as Advisor to the Company. In addition, the Company is dependent upon the expertise of the Bank and CMMC for the servicing of its assets. In the event that the Bank or CMMC subcontract any of their respective obligations, the Company will be dependent upon the parties to whom those obligations are subcontracted.

Potential Conflicts of Interest with the Bank and its Affiliates

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank is the sole holder of the Company's Common Stock and administers its day-to-day activities as Advisor. In addition, the Bank and CMMC are responsible for servicing all of the Company's assets. The Bank and its affiliates may have interests that are not identical to those of the Company, and conflicts of interest may arise with respect to transactions, including acquisitions, dispositions and servicing of assets, particularly assets placed on classified or nonaccrual status. For example, in the case of commercial First Mortgage Loans, the Company's interest will be limited to the loan, while the Bank may have other interests as a result of an overall banking relationship with the mortgagor. In addition, if the Bank acts as lender with respect to other credit facilities for a particular mortgagor, the Bank, in its role as Advisor, may become subject to a conflict of interest if a loan of that mortgagor owned by the Company becomes classified or placed on nonaccrual status. The Company intends that any agreement and transactions between the Company and the Bank or any affiliate of the Bank are conducted on an arm's length basis and are fair to all parties. In addition, certain actions of the Company must be approved by a majority of the Company's independent Directors.


ITEM 2: PROPERTIES

The Company, a subsidiary of the Bank, utilizes space at the headquarters of the Bank, located in New York City at 270 Park Avenue.


ITEM 3: LEGAL PROCEEDINGS

The Company is not currently the subject of any material litigation. None of the Company, the Bank or any of the Bank's affiliates is currently involved in or, to the Company's knowledge, currently threatened with any material litigation with respect to the Company's assets which would have a material adverse effect on the business or operations of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 1999, the Company was authorized to issue one share of Common Stock and 50,000,000 shares of Preferred Stock, $25 par value per share ("Preferred Stock"), of which 22,000,000 Series A Preferred Shares had been issued. The Bank is the owner of the Company's sole share of Common Stock. Accordingly, there is no trading market for the Company's Common Stock. In addition, CMC intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of any outstanding series of Preferred Stock, all voting rights are vested in the Common Stock.

The holder of Common Stock is entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. However, so long as any shares of Preferred Stock are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of the Preferred Stock, including accumulations in the case of cumulative Preferred Stock, have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders.

ITEM 6: SELECTED FINANCIAL DATA


                                 FINANCIAL DATA
                   (in thousands, except share and yield data)


                                                                                                For the Period from Inception
                                            Year Ended       Year Ended       Year Ended        (September 18, 1996) through
                                              12/31/99         12/31/98         12/31/97               December 31, 1996
                                           -----------     ------------      -----------        -----------------------------

INCOME STATEMENT:

Interest income                            $    73,326     $    79,428       $    82,941                $    22,830

Net interest income                             70,722          77,179            80,308                     22,156

Net income                                      70,127          76,559            79,779                     22,085

Net income applicable to common shares          25,577          32,009            35,229                      9,339

Income per common share                    $    25,577     $    32,009       $    35,229                      9,339


BALANCE SHEET:

Mortgage loans                             $ 1,069,377     $ 1,021,368       $   985,068                $ 1,059,981

Total assets                                 1,119,300       1,121,306         1,123,164                  1,113,398

Preferred stock outstanding                    550,000         550,000           550,000                    550,000

Total stockholders' equity                 $ 1,119,174     $ 1,120,874       $ 1,119,930                $ 1,112,726


OTHER DATA:

Dividends paid on preferred shares         $    44,550     $    44,550       $    44,550                $    12,746

Dividends paid on common share             $    27,645     $    31,065       $    28,025                $         0

Number of preferred shares outstanding      22,000,000      22,000,000        22,000,000                 22,000,000

Number of common shares outstanding (a)              1               1                 1                          1

Average yield on mortgage loans                   6.9%             7.6%               7.8%                      7.4%

----------
(a) All common share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis contains certain forward-looking statements, which are subject to risks and uncertainties. The Company's actual results may differ materially from those included in the forward-looking statements. Certain factors which may cause such differences to occur are discussed in Item 1 above, under the caption "Important Factors that May Affect Future Results".


--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------


The Company, a Delaware corporation, is a REIT and a subsidiary of the Bank. The Company's principal business is to acquire, hold and manage assets that qualify as REIT real estate assets under the Code in order to generate net income for distribution to stockholders. To date, the Company has acquired First Mortgage Loans from the Bank or its affiliates. The Company may also acquire Mortgage-Backed Securities from time to time. The Company began operations in 1996 upon completion of an initial public offering of 22,000,000 Series A Preferred Shares. The Series A Preferred Shares are traded on the New York Stock Exchange. The Company's sole share of Common Stock is held by the Bank.

The Bank administers the day-to-day activities of the Company in its role as Advisor. CMMC sub-services the Company's First Mortgage Loans on behalf of the Bank in its capacity as Servicer.


RESULTS OF OPERATIONS

The Company reported net interest income of approximately $70,722,000 for 1999 compared with $77,179,000 in 1998 and $80,308,000 in 1997. The Company's basic earnings per share were $25,577,000, $32,009,000 and $35,229,000 in 1999, 1998 and 1997, respectively. In 1999, interest income from residential and commercial First Mortgage Loans was $63,192,000 and $6,284,000, respectively, representing a total average yield of 6.9%. In 1998, interest income from residential and commercial First Mortgage Loans was $64,430,000 and $7,909,000, respectively, representing a total average yield of 7.6% for 1998. In 1997, interest income from residential and commercial First Mortgage Loans was $70,790,000 and $9,391,000, respectively, representing a total average yield of 7.8% for 1997. After deductions of approximately $250,000, $345,000 and $370,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $70,127,000 for 1999 compared with reported net income of $76,559,000 and $79,779,000 in 1998 and 1997, respectively. The lower results for 1999 when compared to 1998 reflect the impact of lower interest rates on residential First Mortgage Loans purchased during 1999. The lower results for 1998 when compared to 1997 reflect the impact of lower interest rates and higher prepayments of residential mortgage loans during 1998.

In 1999, 1998 and 1997, the Company paid $44,550,000 in dividends on the Series A Preferred Shares. As of the date of this report, all dividend payments on the Series A Preferred Shares are current. In addition, the Company paid Common Stock dividends of approximately $27,645,000 in 1999, compared with $31,065,000 in 1998 and $28,025,000 in 1997. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefor.

The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.


FIRST MORTGAGE LOANS

At December 31, 1999, the Company had $1,069,377,000 invested in First Mortgage Loans, compared with $1,021,368,000 at December 31, 1998. For the years ended December 31, 1999 and 1998, the Company purchased First Mortgage Loans having an outstanding aggregate principal balance of $555,490,000 and $643,947,000, respectively, from the Bank or its affiliates. The Company also sold $922,000 of residential First Mortgage Loans in foreclosure to a wholly-owned subsidiary of CMC during the twelve months ended December 31, 1999. In addition, during 1999, the Company applied approximately $501,795,000 of principal payments on its portfolio from the Servicer (and sub-servicer), and amortized loan purchase premiums and discounts of approximately $4,764,000.

The following table reflects residential and commercial First Mortgage Loans as a percentage of total First Mortgage Loans:

First Mortgage Loans                At December 31, 1999    At December 31, 1998
   (in thousands)                   Amount       Percent    Amount       Percent
-------------------------------------------------------------------------------
Residential First Mortgage Loans   $1,014,144      94.8%    $  944,012    92.4%
Commercial First Mortgage Loans        55,233       5.2%        77,356     7.6%
                                   ----------    -------    ----------    ----
Total First Mortgage Loans         $1,069,377       100%    $1,021,368     100%
                                   ----------    -------    ----------    ----
-------------------------------------------------------------------------------

The Company intends that each First Mortgage Loan acquired from the Bank or one of its affiliates in the future will be a whole loan, will represent a first lien position and will be originated by the Bank or such affiliate in the ordinary course of its real estate lending activities based on the underwriting standards generally applied at the time of origination for its own account by the Bank or the affiliate of the Bank that originated the First Mortgage Loan. The Company also intends that all First Mortgage Loans held by the Company will be serviced pursuant to the Servicing Agreements, which require servicing in conformity with (1) generally accepted secondary market standards, (2) all servicing guidelines promulgated by the Company and (3) in the case of residential First Mortgage Loans, FNMA and FHLMC guidelines and procedures.

Currently, the Company does not intend to acquire any additional commercial First Mortgage Loans. In addition, the Company's current policy prohibits the acquisition of any First Mortgage Loan or any interest in a First Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), that (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status, or (c) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest.

The Company may choose, at any time subsequent to its acquisition of any First Mortgage Loan, to require the Servicer to dispose of the First Mortgage Loan, for any reason, including as a result of the First Mortgage Loan becoming classified or being placed in nonaccrual status or having been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. The Bank has indicated to the Company that it will not purchase any First Mortgage Loan of the Company that the Company chooses to dispose of for the foregoing reasons. Accordingly, the Company currently anticipates that the Company would continue to sell any such First Mortgage Loan at its then current fair value only to CMC, a nonbank subsidiary of CMC, or an unrelated third party.

There were no nonaccruing First Mortgage Loans at December 31, 1999 or December 31, 1998. The Company sold $922,000 of residential First Mortgage Loans in foreclosure to a wholly-owned subsidiary of CMC during the twelve months ended December 31, 1999. No gain or loss was recognized from this sale.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses is intended to cover probable credit losses as of December 31, 1999 for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance for loan losses is based upon management estimates, which are inherently uncertain. Factors affecting the uncertainty of specific loss and expected loss estimates include the volatility of default probabilities, rating migrations and loss severity. These uncertainties also could relate to current macroeconomic conditions, changes in underwriting standards, unexpected correlations within the portfolio or other factors.

The allowance for loan losses is reviewed in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted. At December 31, 1999, management of the Company deemed its allowance for loan losses to be adequate.

The accompanying table reflects the activity in the Company's allowance for loan losses during 1999 and 1998:

Allowance for Loan Losses                   Year Ended            Year Ended
    (in thousands)                           12/31/99              12/31/98
-------------------------------------------------------------------------------

Total allowance at beginning of period      $    4,120              $   3,468
Acquired allowance                                 929                  1,092
Provision for loan losses                            0                      0
Charge-offs                                        (87)                  (440)
Recoveries                                           0                      0
                                            -----------             ---------
Total allowance at end of period            $    4,962              $   4,120
                                            ===========             =========
-------------------------------------------------------------------------------

At December 31, 1999 and 1998, the Company's allowance for loan losses as a percentage of total loans was .46% and .40%, respectively.

INTEREST RATE RISK

The Company's income currently consists primarily of interest payments on First Mortgage Loans. Currently, the Company does not use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, the Company may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on ARMs are based and from prepayments of First Mortgage Loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding First Mortgage Loans. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

At December 31, 1999, the estimated weighted average interest rate and the estimated weighted average maturity of the First Mortgage Loans were 7.2% and three to five years, respectively.

CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the First Mortgage Loans within the portfolio. The following table shows the First Mortgage Loan portfolio by geographic area as of December 31, 1999 and 1998:


Geographical Breakout
                                                December 31, 1999            December 31, 1998
    (in thousands)                           Amount         Percent        Amount        Percent
-------------------------------------------------------------------------------------------------
Residential First Mortgage Loans:
California                                 $ 385,874          36.1%       $ 372,200        36.4%
Colorado                                      74,438           7.0%          63,278         6.2%
Texas                                         52,747           4.9%              --           --
Florida                                       49,689           4.6%              --           --
Other States (no State has more than 4%)     451,396          42.2%         508,534        49.8%
                                           ---------       --------      ----------       ------
Total Residential First Mortgage Loans     1,014,144          94.8%         944,012        92.4%
                                           ---------       --------      ----------       ------
=================================================================================================

Commercial Mortgage Loans:
New York Metropolitan Tri-State Area          51,705           4.9%          73,523         7.2%
Other States                                   3,528           0.3%           3,833         0.4%
                                           ---------       --------      ----------       ------
Total Commercial First Mortgage Loans         55,233           5.2%          77,356         7.6%
                                           ---------       --------      ----------       ------

Total                                     $1,069,377           100%      $1,021,368         100%
                                          ==========       ========      ==========       ======

At December 31, 1999, approximately 36.1% of the Company's total First Mortgage Loan portfolio consisted of loans collateralized by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying First Mortgage Loans.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

During 1999, the Company's principal liquidity needs were to maintain its portfolio size through the acquisition of additional First Mortgage Loans as First Mortgage Loans in the portfolio matured, prepaid or were sold, and to pay dividends on the Series A Preferred Shares. The acquisition of additional First Mortgage Loans was funded with the proceeds obtained from the sale or repayment of principal balances of First Mortgage Loans by individual borrowers. The Company did not have and does not anticipate having any material capital expenditures.

If the Board of Directors determines that the Company requires additional funding for any reason, the Company may raise such funds through additional equity offerings, debt financing, retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The Company's organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur. However, the Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 20% of the aggregate amount of net proceeds received in connection with the issuance of all outstanding Preferred Stock and Common Stock of the Company. The above limitation would also apply to any intercompany advances from the Bank to the Company.

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

As discussed under "Subsequent Developments" below, on March 16, 2000, the Company's Board of Directors, with the approval of its Independent Directors, approved the Company's acquisition of approximately $4.7 billion of new real estate assets from affiliates and the extension of approximately $2.4 billion of intercompany loans to the Bank and Chase USA (the "Additional Assets"). The acquisition of the Additional Assets, which is expected to be effected in the second quarter of 2000, will be funded through the issuance to the Bank of a new series of Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock will rank junior to the Series A Preferred Shares with respect to the payment of dividends and will rank on a parity with the Series A Preferred Shares upon liquidation, dissolution or winding up of the Company. Following the initial acquisition of the Additional Assets, proceeds obtained from the sale or repayment of principal balances of the Additional Assets will be used to purchase Additional Assets or First Mortgage Loans. The Company may also increase the size of its portfolio of Additional Assets from time to time. Any such increases may be funded either through intercompany advances made by the Bank to the Company or through the sale to the Bank of additional shares of Series B Preferred Stock. In addition, the Bank may advance funds to the Company on a temporary basis from time to time pending completion of a planned sale of Series B Preferred Stock.

OPERATING RISK MANAGEMENT

As noted above, the Company is a subsidiary of the Bank, which is itself a wholly-owned subsidiary of CMC. The Company has no employees. In accordance with agreements between the Company and the Bank, the Bank manages all of the Company's operations, including servicing all of the Company's First Mortgage Loans. Accordingly, the Company may be subject to certain operating risks impacting the operations of CMC and the Bank. Such operating risks include the risk of fraud by employees of the Bank or its affiliates or by outsiders, unauthorized transactions by such employees and errors relating to computer and telecommunications systems. Although CMC and the Bank maintain a system of controls designed to provide management with timely and accurate operational information and to keep operating risks at appropriate levels, there can be no assurance that the Company will not suffer loss from operating risk in the future.

Year 2000 efforts for the Company were coordinated as part of CMC's Year 2000 program. As a result of extensive efforts undertaken since 1995, CMC successfully managed the millennium date change without experiencing any material interruptions or disruptions to customers. CMC will continue ongoing problem tracking and reporting throughout 2000 in order to manage any latent Year 2000 issues that may arise.

COMPARISON BETWEEN 1998 AND 1997

The Company's net interest income was $77,179,000 in 1998 compared with $80,308,000 in 1997. Basic earnings per share were $32,009,000 and $35,229,000 for 1998 and 1997, respectively. In 1998, interest income from residential and commercial First Mortgage Loans was $64,430,000 and $7,909,000, respectively, representing a total average yield of 7.6% compared with interest income from residential and commercial First Mortgage Loans of $70,790,000 and $9,391,000, respectively, and representing a total average yield of 7.8% for 1997.

After deductions of $620,000 for advisory and other administrative expenses, the Company reported net income of $76,559,000 in 1998 compared with a deduction of $529,000 for advisory fees and other administrative expenses and net income of $79,779,000 in 1997.

The decrease in operating results in 1998 when compared to 1997 reflects the impact of lower interest rates and higher prepayments of residential First Mortgage Loans during 1998.


SUBSEQUENT DEVELOPMENTS

General

On March 16, 2000, the Company's Board of Directors (with the approval of its Independent Directors) authorized a series of transactions pursuant to which the Company will acquire Additional Assets consisting of the following:

o a 100% participation interest in loans (and the related servicing rights) originated or acquired by the Bank and Chase USA or their affiliates that are secured by first priority security interests in manufactured housing units ("Manufactured Housing Loans");
o a 100% participation interest in loans (and the related servicing rights) originated or acquired by the Bank and Chase USA or their affiliates that are secured by second mortgages on single family (one- to four-unit) residential real properties ("Second Mortgage Loans")
o nonrecourse intercompany loans (the "Intercompany Loans") made by the Company to the Bank and Chase USA, secured by a pledge by the Bank and Chase USA of all outstanding loans under home equity lines of credit originated by the Bank or Chase USA, as the case may be ("HELOCs").

The Company expects that it will initially acquire approximately $2.1 billion of Manufactured Housing Loans and approximately $2.6 billion of Second Mortgage Loans. It is currently intended that, on a monthly basis following the initial acquisition of Second Mortgage Loans and Manufactured Housing Loans, the Company will purchase a 100% participation interest in all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and Chase USA satisfying the criteria described below. The participation interests in the Manufactured Housing Loans and Second Mortgage Loans will be treated as a sale for accounting purposes, and those loans will accordingly appear as assets on the Company's balance sheet following their acquisition.

The initial aggregate principal amount of the Intercompany Loans, which will equal 80% of the outstanding principal balance of the HELOCs pledged as security, is expected to be approximately $2.4 billion. In addition, on a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA in an aggregate amount not to exceed 80% of the then outstanding principal balance of HELOCS pledged by the applicable entity. The Intercompany Loan documents also require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to ensure that such ceiling is not exceeded.

The Company believes that the price to be paid by the Company for the Manufactured Housing Loans and Second Mortgage Loans will approximate their fair value; however, no third party appraisals of those assets have been or will be obtained. Similarly, no third party appraisals will be obtained to determine the value of the HELOCs securing the Intercompany Loans.

Funding of Additional Assets

The Company's initial acquisition of the Additional Assets will be funded through the issuance and sale to the Bank of shares of Series B Preferred Stock having an aggregate liquidation value equal to the total of (i) the price paid for the Manufactured Housing Loans and Second Mortgage Loans and (ii) the initial principal amount of the Intercompany Loans. Proceeds obtained from the sale or repayment of principal balances of Additional Assets will be applied to acquire Additional Assets or First Mortgage Loans. Any increases in the aggregate amount of Additional Assets held by the Company will be funded either through intercompany advances by the Bank to the Company or through the sale to the Bank of additional shares of Series B Preferred Stock.

The Series B Preferred Stock will have a par value per share of $25 and a liquidation value per share of $1,000,000. The Bank, as holder of the Series B Preferred Stock, will be entitled to receive cumulative dividends, when, as and if declared by the Board of Directors, at a variable dividend rate to be determined by a committee of the Board of Directors prior to the initial issuance of the Series B Preferred Stock and tied to the Federal funds (effective) rate. The Series B Preferred Stock will rank junior to the Series A Preferred Shares with respect to the payment of dividends and will rank on a parity with the Series A Preferred Shares upon liquidation, dissolution or winding up of the Company. The Series B Preferred Stock will be redeemable at the option of the Company on or after September 18, 2001 or at any time upon the occurrence of certain events relating to tax treatment of the Company or the Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock or any other securities. Except as required by Delaware law, the holder of the Series B Preferred Stock will not have any voting rights, other than the right to approve the issuance of senior Preferred Stock or certain amendments to the Company's certificate of incorporation that would adversely affect the Series B Preferred Stock. In approving the acquisition of the Additional Assets, the Independent Directors, upon receipt of an opinion of counsel, waived all Ownership Limits with respect to the Series B Preferred Stock (see "Certain REIT Requirements" in Item 1 above).

Credit Quality and Related Matters

It is currently anticipated that the Company will purchase participation interests in (i) all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and (ii) all Second Mortgage Loans and Manufactured Housing Loans originated by Chase USA other than those that would be considered "low quality" assets under applicable regulatory standards. No Second Mortgage Loan or Manufactured Housing Loan will be acquired prior to the sixth month following its origination. The security agreements with respect to the Intercompany Loans provide that all HELOCs, regardless of their credit quality, will be pledged to the Company, although the Company has the discretion to release its security interest in any particular HELOC or to require the Bank or Chase USA, as the case may be, to take appropriate action with respect to the borrower under the HELOC, including, without limitation, initiating foreclosure proceedings with respect to the property securing the HELOC.

The Board of Directors, with the approval of the Independent Directors, has implemented certain amendments to its policies to permit the acquisition of the Manufactured Housing Loans and the Second Mortgage Loans and the extension of the Intercompany Loans. The Company's current policies and contractual terms relating to the First Mortgage Loans were not changed, and it is currently anticipated that the Company will continue to maintain its portfolio of First Mortgage Loans, and to acquire new residential First Mortgage Loans, in accordance with its customary practices.

Servicing Arrangements

The Manufactured Housing Loans and the Second Mortgage Loans will be acquired on a servicing released basis. The Company will engage CMMC to service those assets on the Company's behalf. The servicing arrangements between the Company and CMMC will provide that the Company will retain the power to direct CMMC to foreclose on any Manufactured Housing Loan or Second Mortgage Loan.

The HELOCs securing the Intercompany Loans will continue to be owned by the Bank or Chase USA, as the case may be, and will continue to be serviced in accordance with their current servicing arrangements. However, as noted above, the security agreements with respect to the Intercompany Loans will give the Company the power to direct the servicer of the HELOCs to foreclose on HELOCs under certain circumstances specified in the security agreements.

Amendment to Advisory Agreement

In connection with the acquisition of the Additional Assets, the Company and the Advisor have agreed to amend the Advisory Agreement to increase the Advisor's annual fee from $250,000 to $500,000.

Required Approvals

All requisite board and regulatory approvals required to consummate the acquisition of the Additional Assets have been obtained, and the rating agencies currently rating the Series A Preferred Stock have confirmed that the acquisition of the Additional Assets will not adversely affect their ratings on the Series A Preferred Stock. Accordingly, the Company anticipates that the initial acquisitions of the Additional Assets will occur in the second quarter of 2000.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

For information related to interest rate risk, see the Interest Rate Risk section on page 9.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Stockholders of Chase Preferred Capital Corporation

In our opinion, the accompanying balance sheets and the related statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chase Preferred Capital Corporation (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP

New York, New York
March 20, 2000

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                        (in thousands, except share data)

                                                       12/31/99      12/31/98
                                                       --------      --------
ASSETS:

Residential First Mortgage Loans                    $  1,014,144    $   944,012
Commercial First Mortgage Loans                           55,233         77,356
                                                    ------------    -----------
                                                       1,069,377      1,021,368
     Less: allowance for loan losses                      (4,962)        (4,120)
                                                    ------------    -----------
                                                       1,064,415      1,017,248

Cash and cash equivalents                                 47,703         25,215
Due from affiliates                                          225         71,140
Accrued interest receivable                                6,957          7,703
                                                    ------------    -----------
          TOTAL ASSETS                              $  1,119,300    $ 1,121,306
                                                    ============    ===========

LIABILITIES:

Accounts payable                                    $        126    $       432
                                                    ------------    -----------
          TOTAL LIABILITIES                                  126            432
                                                    ------------    -----------
Commitments and contingencies (See Note 7)

STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per share;
     50,000,000 shares authorized, 22,000,000
     issued and outstanding                              550,000        550,000
Common stock, one share authorized and
     outstanding, par value $171,750,000 per share       171,750        171,750
Capital surplus                                          382,005        381,637
Retained earnings *                                       15,419         17,487
                                                    ------------    -----------
          TOTAL STOCKHOLDERS' EQUITY                   1,119,174      1,120,874
                                                    ------------    -----------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                 $  1,119,300    $ 1,121,306
                                                    ============    ===========

* No retained earnings related to property sales


The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                                 (in thousands)


                                          Year Ended    Year Ended    Year Ended
                                           12/31/99      12/31/98      12/31/97

INTEREST INCOME:

Residential First Mortgage Loans         $    63,192    $   64,430    $  70,790
Commercial First Mortgage Loans                6,284         7,909        9,391
Interest on overnight investments              3,850         7,089        2,760
                                         -----------    ----------    ---------
                                              73,326        79,428       82,941
      Less: servicing fees                    (2,604)       (2,249)      (2,633)
                                         -----------    ----------    ---------
      Net interest income                     70,722        77,179       80,308
                                         -----------    ----------    ---------

NONINTEREST EXPENSE:

Advisory fees                                    250           250         250
Other administrative expenses                    345           370         279
                                         -----------    ----------    --------

      Total noninterest expense                  595           620         529
                                         -----------    ----------    --------

NET INCOME                               $    70,127    $   76,559    $ 79,779
                                         ===========    ==========    ========

NET INCOME APPLICABLE TO COMMON SHARE    $    25,577    $   32,009    $ 35,229
                                         ===========    ==========    ========

BASIC AND FULLY DILUTED
  NET INCOME PER COMMON SHARE            $    25,577    $   32,009    $ 35,229
                                         ===========    ==========    ========


   The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                       Year Ended      Year Ended    Year Ended
                                        12/31/99        12/31/98      12/31/97

PREFERRED STOCK:

Balance at beginning of period        $   550,000     $   550,000    $   550,000
                                      -----------     -----------    -----------

Balance at end of period              $   550,000     $   550,000    $   550,000
                                      ===========     ===========    ===========


COMMON STOCK:

Balance at beginning of period            171,750         171,750        171,750
                                      -----------     -----------    -----------

Balance at end of period              $   171,750     $   171,750    $   171,750
                                      ===========     ===========    ===========


CAPITAL SURPLUS:

Balance at beginning of period        $   381,637     $   381,637    $   381,637

Other                                         368               0              0
                                      -----------     -----------    -----------

Balance at end of period              $   382,005     $   381,637    $   381,637
                                      ===========     ===========    ===========


RETAINED EARNINGS:

Balance at beginning of period        $    17,487     $    16,543    $     9,339

Net Income                                 70,127          76,559         79,779

Common dividends                         (27,645)        (31,065)       (28,025)

Preferred dividends                      (44,550)        (44,550)       (44,550)
                                      -----------     -----------    -----------

Balance at end of period              $    15,419     $    17,487    $    16,543
                                      ===========     ===========    ===========

TOTAL STOCKHOLDERS' EQUITY            $ 1,119,174     $ 1,120,874    $ 1,119,930
                                      ===========     ===========    ===========


   The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                             Year Ended    Year Ended    Year Ended
                                                              12/31/99      12/31/98      12/31/97

OPERATING ACTIVITIES:

Net income                                                   $  70,127     $  76,559     $  79,779

Adjustments  to reconcile  net income to net cash
provided  (used) by operating
activities:
         Amortization of deferred costs                          4,764         2,140         1,955

      Net change in:
         Due from affiliates                                    70,915       (30,476)      (21,921)
         Accrued interest receivable                             2,634         1,896           585
         Accounts payable                                           62            65           (63)
         Due to affiliates                                           0        (2,867)        2,625
                                                             ---------     ---------     ---------
Net cash provided (used) by operating activities               148,502        47,317        62,960
                                                             ---------     ---------     ---------

INVESTING ACTIVITIES:

Purchase of First Mortgage Loans                              (555,490)     (643,947)     (210,588)
Acquired reserve                                                   929         1,093           429
Principal payments received                                    501,795       603,920       283,085
Purchase of accrued interest receivable                         (1,888)       (2,618)         (833)
Chargeoffs                                                         (87)         (362)         (111)
Sale of loans                                                      922         1,508           461
                                                             ---------     ---------     ---------
Net cash provided (used) by investing activities               (53,819)      (40,406)       72,443
                                                             ---------     ---------     ---------


FINANCING ACTIVITIES:

Dividends paid                                                 (72,195)      (75,615)      (72,575)
                                                             ---------     ---------     ---------
Net cash provided (used) by financing activities               (72,195)      (75,615)      (72,575)
                                                             ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            22,488       (68,704)       62,828

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                25,215        93,919        31,091
                                                             ---------     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  47,703     $  25,215     $  93,919
                                                             =========     =========     =========


   The Notes to Financial Statements are an integral part of these Statements.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and created for the purpose of acquiring, holding and managing real estate assets. The Company is a subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York. The Company began operating in 1996, upon completion of an initial public offering of 22,000,000 shares of its 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), which are currently traded on the New York Stock Exchange. The Company used the net proceeds of that offering (after payment of offering expenses), together with capital invested by the Bank, to purchase at their estimate fair values a portfolio of mortgage loans secured by first mortgages on residential and commercial properties ("First Mortgage Loans"). The First Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis, which approximated their estimated fair values.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

First Mortgage Loans:

First Mortgage Loans are carried at the principal amount outstanding, net of any premium or discount associated with these loans. Loans held for sale are carried at the lower of aggregate cost or fair value. Interest income, including amortization of premiums and accretion of discounts, is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. First Mortgage Loans acquired from the Bank or its affiliates are recorded at the Bank's historical cost basis in the accompanying balance sheet. Any difference between the amount paid and the Bank's historical cost basis would be treated as an adjustment to capital surplus.

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

A loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Company accounts for and discloses nonaccrual commercial First Mortgage Loans as impaired. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans in the manner set forth above for nonaccrual loans. The Company excludes from impaired loans small-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases.

A collateralized loan is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Allowance for Loan Losses:

The Company's allowance for loan losses is intended to cover probable credit losses as of December 31, 1999 for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance for loan losses is reviewed in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted.

The allowance for loan losses is increased by allowances related to purchased First Mortgage Loan portfolios and by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part.

Cash and Cash Equivalents:

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 1999, the Company's cash was held in custody at a third party financial institution, and the cash equivalents (overnight deposits) were held in custody at the Bank.

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


NOTE 3 - FIRST MORTGAGE LOANS
-----------------------------

First Mortgage Loans consist of both residential and commercial First Mortgage Loans. Residential First Mortgage Loans consist of six-month prime rate adjustable rate mortgages ("ARMs"); six-month treasury ARMs; three-year fixed rate loans with an automatic conversion to six-month, one-year and three-year treasury ARMs; one, five, seven and ten-year fixed rate loans with an automatic conversion to one-year treasury ARMs; and fixed rate loans. The commercial First Mortgage Loans consist of fixed and variable rate loans, a majority of which have balloon payments.

The following represents the First Mortgage Loan portfolio before allowance for loan losses as of the dates indicated:

                                            12/31/99           12/31/98
                                          (in thousands)    (in thousands)

  Residential First Mortgage Loans       $   1,014,144        $   944,012
  Commercial First Mortgage Loans               55,233             77,356
                                         -------------        -----------

     Total portfolio                     $   1,069,377        $ 1,021,368
                                         =============        ===========

All of the First Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwelling or commercial property.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

The table below summarizes the changes in the allowance for loan losses during 1999, 1998, and 1997:

Allowance for Loan Losses
    (in thousands)
                                       12/31/99     12/31/98     12/31/97
--------------------------------------------------------------------------------

Total allowance at beginning
     of period                         $  4,120     $  3,468     $  3,150
Acquired allowance                          929        1,092          429
Provision for loan losses                     0            0            0
Charge-offs                                 (87)        (440)        (111)
Recoveries                                    0            0            0
                                       ---------    ---------    ---------

Total allowance at end of period       $  4,962     $  4,120     $  3,468
                                       =========    =========    =========

================================================================================

At December 31, 1999, 1998 and 1997, the Company's allowance for loan losses as a percentage of total loans was .46%, .40% and .35%, respectively.


NOTE 5 - DIVIDENDS
------------------

For each of the years ended December 31, 1999, 1998 and 1997, the Company paid dividends on the Series A Preferred Shares in the amount of approximately $44,550,000. For the year ended December 31, 1999, the Company paid dividends on Common Stock in the amount of approximately $27,645,000, compared with $31,065,000 and $28,025,000 in 1998 and 1997, respectively.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has entered into an agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $250,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company in accordance with the parameters established in the Advisory Agreement. The Advisory Agreement has an initial term of five years commencing on September 18, 1996 and automatically renews for an additional five years unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement.

The Company also entered into two servicing agreements with the Bank for the servicing of all the commercial and residential First Mortgage Loans. Pursuant to each servicing agreement ("Servicing Agreement"), the Bank ("Servicer") performs the actual servicing of the First Mortgage Loans held by the Company in accordance with normal industry practice. The Servicing Agreements can be terminated by the Company without cause with at least thirty days notice to the Servicer. The servicing fee is 0.25% of the outstanding principal balance for the residential mortgage loans and ranges from 0.08% - 0.30% of the outstanding principal balances for the commercial mortgage loans depending upon the outstanding principal amount.

The Bank has entered into sub-servicing agreements with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase Manhattan Bank USA, National Association, an indirect wholly-owned subsidiary of The Chase Manhattan Corporation ("CMC").

For the years ended December 31, 1999, 1998 and 1997, the Company purchased First Mortgage Loans having an outstanding principal balance of $555,490,000, $643,947,000 and $210,588,000, respectively, from the Bank or its affiliates. The Company also sold $922,000 of residential First Mortgage Loans in foreclosure to a wholly-owned subsidiary of CMC during the twelve months ended December 31, 1999. No gain or loss was recognized from this sale.

Advisory fees and servicing fees incurred in 1999, 1998 and 1997 totaled approximately $2,854,000, $2,500,000, and $2,883,000, respectively.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits amounted to approximately $3,850,000, $7,089,000 and $2,760,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Legal Proceedings:

At December 31, 1999, the Company is not subject to any material litigation. None of the Company, the Bank nor any of the Bank's'affiliates is currently involved in any material litigation with respect to the Company's assets that would, in the opinion of the Company's management, have a material adverse effect on the financial statements of the Company.

Credit Risk Concentrations:

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the First Mortgage Loans within the portfolio. The following table shows the First Mortgage Loan portfolio by geographical area as of December 31, 1999 and 1998:


Geographical Breakout
                                               December 31, 1999         December 31, 1998
    (in thousands)                           Amount       Percent      Amount       Percent

Residential First Mortgage Loans:
California                                  $  385,874     36.1%     $  372,200      36.4%
Colorado                                         74,438     7.0%         63,278       6.2%
Texas                                            52,747     4.9%             --         --
Florida                                          49,689     4.6%             --         --
Other States (no State has more than 4%)        451,396    42.2%         508,534     49.8%
                                            -----------   ------     -----------     -----
   Total Residential First Mortgage Loans     1,014,144    94.8%         944,012     92.4%
                                            -----------   ------     -----------     -----

Commercial Mortgage Loans:
New York Metropolitan Tri-State Area             51,705     4.9%          73,523      7.2%
Other States                                      3,528     0.3%           3,833      0.4%
                                            -----------   ------     -----------     -----
   Total Commercial First Mortgage Loans         55,233     5.2%          77,356      7.6%
                                            -----------   ------     -----------     -----

Total                                       $ 1,069,377     100%     $ 1,021,368      100%
                                            ===========   ======     ===========     =====

At December 31, 1999, approximately 36.1% of the Company's total First Mortgage Loan portfolio consisted of loans collateralized by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying First Mortgage Loans.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

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

Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide range of valuation techniques and numerous estimates which must be made. This lack of objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of the Company compared with other REITs.

First Mortgage Loans:

First Mortgage Loans were valued using methodologies suitable for each loan type. Certain of these methodologies and the key assumptions made are discussed below.

The fair value of the Company's commercial First Mortgage Loans was estimated by assessing the two main risk components of the portfolio: credit and interest. The estimated cash flows were adjusted to reflect the inherent credit risk and then discounted, using rates appropriate for each maturity that incorporate the effects of interest rate changes.

For residential First Mortgage Loans for which market rates for comparable loans are readily available, the fair values were estimated by discounting cash flows, adjusted for prepayments. The discount rates used for residential First Mortgage Loans were secondary market yields for comparable mortgage-backed securities, adjusted for credit risk. The discount rates used incorporated the effects of interest rate changes only, since the estimated cash flows were adjusted for credit risk.

The carrying value and fair value of First Mortgage Loans at December 31, 1999 and 1998 were as follows (in thousands):


                                              12/31/99                          12/31/98

                                                      Estimated                        Estimated
                                   Carrying Value     Fair Value      Carrying Value   Fair Value
                                   --------------     ----------      --------------   ----------

First Mortgage Loans, net of
     allowance for loan losses      $ 1,064,415       $ 1,070,843     $ 1,017,248      $1,036,038

Assets and liabilities for which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, due from affiliates, accrued interest receivable, accounts payable and due to affiliates, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On March 16, 2000, the Company's Board of Directors (with the approval of its Independent Directors) authorized a series of transactions pursuant to which the Company will acquire Additional Assets consisting of the following:

o a 100% participation interest in loans (and the related servicing rights) originated or acquired by the Bank and Chase USA or their affiliates that are secured by first priority security interests in manufactured housing units ("Manufactured Housing Loans");
o a 100% participation interest in loans (and the related servicing rights) originated or acquired by the Bank and Chase USA or their affiliates that are secured by second mortgages on single family (one- to four-unit) residential real properties ("Second Mortgage Loans")
o nonrecourse intercompany loans (the "Intercompany Loans") made by the Company to the Bank and Chase USA, secured by a pledge by the Bank and Chase USA of all outstanding loans under home equity lines of credit originated by the Bank or Chase USA, as the case may be ("HELOCs").

The Company expects that it will initially acquire approximately $2.1 billion of Manufactured Housing Loans and approximately $2.6 billion of Second Mortgage Loans. It is currently intended that, on a monthly basis following the initial acquisition of Second Mortgage Loans and Manufactured Housing Loans, the Company will purchase a 100% participation interest in all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and Chase USA satisfying specified criteria. The participation interests in the Manufactured Housing Loans and Second Mortgage Loans will be treated as a sale for accounting purposes, and those loans will accordingly appear as assets on the Company's balance sheet following their acquisition.

The initial aggregate principal amount of the Intercompany Loans, which will equal 80% of the outstanding principal balance of the HELOCs pledged as security, is expected to be approximately $2.4 billion. In addition, on a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA in an aggregate amount not to exceed 80% of the then outstanding principal balance of HELOCS pledged by the applicable entity. The Intercompany Loan documents also require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to ensure that such ceiling is not exceeded.

The Company believes that the price to be paid by the Company for the Manufactured Housing Loans and Second Mortgage Loans will approximate their fair value; however, no third party appraisals of those assets have been or will be obtained. Similarly, no third party appraisals will be obtained to determine the value of the HELOCs securing the Intercompany Loans.

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                        (in thousands, except share data)
                                   (Unaudited)


                                                                     1999                                    1998
                                                     ------------------------------------     --------------------------------
                                                        Balance       Interest      Rate        Balance     Interest     Rate
ASSETS:

Residential mortgage loans                           $   938,334         63,192      6.7%     $   866,792     64,430      7.4%
Commercial mortgage loans                                 68,175          6,284      9.2%          86,552      7,909      9.1%
Cash                                                      72,801          3,850      5.3%         130,466      7,089      5.4%
                                                     -----------    -----------      ---      -----------   --------      ---

    TOTAL INTEREST-EARNING ASSETS                      1,079,310         73,326      6.8%       1,083,810     79,428      7.3%
                                                     -----------    -----------      ---      -----------   --------      ---

Cash - Noninterest-earning                                16,694              0
Allowance for credit losses                               (4,567)        (3,631)
Due from affiliates                                       28,287         47,547
Accrued interest receivable                                6,801          6,526
                                                     -----------    -----------

    TOTAL ASSETS                                     $ 1,126,525    $ 1,134,252
                                                     ===========    ===========

LIABILITIES:

Accounts payable                                     $     4,496    $     6,931
Due to affiliates                                              0          2,666
                                                     -----------    -----------

    TOTAL LIABILITIES                                      4,496          9,597
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per share;
   50,000,000 shares authorized, 22,000,000
   issued and outstanding                                550,000        550,000
Common stock, one share authorized and
   outstanding, par value $171,750,000 per share         171,750        171,750
Capital surplus                                          381,732        381,637
Retained earnings                                         18,547         21,268
                                                     -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY                         1,122,029      1,124,655
                                                     -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'                1,126,525    $ 1,134,252
                                                     ===========    ===========
       EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                                 (in thousands)
                                   (Unaudited)


                                                        1999                                             1998
                                      -------------------------------------------    --------------------------------------------
                                        Fourth      Third      Second      First        Fourth      Third      Second       First
                                       Quarter     Quarter    Quarter     Quarter      Quarter     Quarter     Quarter     Quarter

INTEREST INCOME:

Residential mortgage loans          $   16,829  $   15,823  $   15,209  $   15,331   $   17,221  $   17,011  $   14,446  $   15,752
Commercial mortgage loans                1,528       1,300       1,730       1,726        1,836       1,746       2,141       2,186
Interest on overnight investments          101         968       1,913         868        1,187       1,371       2,668       1,863
                                    ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                        18,458      18,091      18,852      17,925       20,244      20,128      19,255      19,801
         Less: servicing fees            (674)       (657)       (639)       (634)        (421)       (670)       (559)       (599)
                                    ----------  ----------  ----------  ----------   ---------   ----------  ----------  ----------
      Net interest income               17,784      17,434      18,213      17,291       19,823      19,458      18,696      19,202
                                    ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------

NON INTEREST EXPENSE:

Advisory fees                               62          62          63          63           63          62          62          63
Other administrative expenses              104          58         102          81           61          94          92         123
                                    ----------  ----------  ----------  ----------    ---------  ----------  ----------  ----------
         Total noninterest expense         166         120         165         144          124         156         154         186
                                    ----------  ----------  ----------  ----------    ---------  ----------  ----------  ----------

NET INCOME:                         $   17,618  $   17,314  $   18,048  $   17,147    $  19,699  $   19,302  $   18,542    $ 19,016
                                    ==========  ==========  ==========  ==========    =========  ==========  ==========    ========
NET INCOME APPLICABLE TO
    COMMON SHARE                    $    6,480  $    6,177  $    6,910  $    6,010    $   8,562  $    8,164  $    7,404    $  7,879
                                    ==========  ==========  ==========  ==========    =========  ==========  ==========    ========

BASIC AND FULLY DILUTED
      NET INCOME PER COMMON
      SHARE (a)                     $    6,480  $    6,177  $    6,910  $    6,010   $   8,562     $ 8,164     $ 7,404     $ 7,879
                                    ==========  ==========  ==========  ==========   =========     =======     =======     =======

----------
(a) All per share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The following persons are directors of the Company as of the date hereof:

Richard J. Boyle          56     Director. Retired as Vice Chairman of the Board
                                 of The Chase Manhattan Corporation ("Heritage
                                 Chase") and The Chase Manhattan Bank, N.A. upon consummation of the merger of Heritage Chase with Chemical Banking Corporation on March
                                 31,1996 (the "Merger"). Mr. Boyle served in such positions since 1987. Mr. Boyle is Chairman of the Board and Chief Executive
                                 Officer of The Buckhill Falls Company.

Dina Dublon               46     President and Director. An Executive Vice
                                 President, the Chief Financial Officer of CMC and the Bank, and a member of CMC's management committee. Ms. Dublon joined the Bank in 1981 and has served in various positions at the Bank, including Corporate Treasurer and
                                 Executive Vice President, Corporate Planning.
                                 Ms. Dublon is a director of govWorks.com and the Hartford Financial Services Group.

Thomas Jacob              61     Director. The Chief Executive Officer of Chase
                                 Manhattan Mortgage Corporation, the mortgage subsidiary of CMC. Mr. Jacob is also the President of Chase USA, and an Executive Vice
                                 President and a member of CMC's management committee. For the six years prior to the Merger, Mr. Jacob was the executive responsible for the residential retail mortgage business of Chemical Banking Corporation.

William C. Langley        61     Director. Retired as an Executive Vice
                                 President and Chief Credit and Risk Policy
                                 Officer of Chemical Banking Corporation and
                                 Chemical Bank, effective July 31, 1996. Prior to becoming an Executive Vice President of Chemical Banking Corporation and Chemical Bank in 1991, Mr. Langley had served as an Executive
                                 Vice President since 1983, and the Chief Credit
                                 Officer since 1990, of Manufacturers Hanover
                                 Corporation.

Louis M. Morrell          53     Treasurer and Director. A Managing Director of
                                 the Bank and CMC. Mr. Morrell joined the Bank in 1970 and, since joining, has held various corporate finance and corporate treasury-related positions with the Bank.

Neila B. Radin            46     Secretary. A Senior Vice President and
                                 Associate General Counsel of the Bank. Ms.
                                 Radin joined the Bank in 1987 and has been a member of its legal department since 1988.

Joseph L. Sclafani        51     Director. An Executive Vice President of CMC
                                 and the Bank, Controller of CMC since the Merger (with responsibility for corporate accounting, reporting, tax, insurance and operating risk functions) and a member of CMC's management committee. Prior to the Merger, Mr.
                                 Sclafani was Controller of Chemical Banking
                                 Corporation since August 1992.

Robert S. Strong          50     Chairman and Director. An Executive Vice
                                 President and the Chief Credit Officer of CMC and the Bank and a member of CMC's management council. Mr. Strong joined Heritage Chase in
                                 1971 and served in various positions at
                                 Heritage Chase, including as executive in charge of the Global Portfolio Management
                                 Group, the Real Estate Finance Group, the
                                 Transportation and Defense Group, the
                                 Diversified Industries Group and the Public
                                 Utilities Group.

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


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the fourth quarter of 1999.

                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT NO.                         EXHIBITS
-----------                         --------

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


3(a) (iii)     Certificate of Amendment to Amended and Restated Certificate of
               Incorporation of the Company.


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


                      CHASE PREFERRED CAPITAL CORPORATION
                      -----------------------------------
                                  (Registrant)


Date: March 30, 2000                     By: /s/Louis M. Morrell
                                              --------------------------------
                                                Louis M. Morrell
                                                Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Signature                          Title                   Date
           ---------                          -----                   ----


/s/     Robert S. Strong             Chairman and Director        March 30, 2000
--------------------------------     (Principal Executive )
        Robert S. Strong             Officer



/s/     Dina Dublon                  President and Director       March 30, 2000
--------------------------------
        Dina Dublon


/s/     Louis M. Morrell             Treasurer and Director       March 30, 2000
--------------------------------     (Principal financial
        Louis M. Morrell             and accounting officer)


/s/     Richard J. Boyle             Director                     March 30, 2000
--------------------------------
        Richard J. Boyle


/s      Thomas Jacob                 Director                     March 30, 2000
--------------------------------
        Thomas Jacob

/s/     William C. Langley           Director                     March 30, 2000
--------------------------------
        William C. Langley

/s/     Joseph L. Sclafani           Director                     March 30, 2000
--------------------------------
        Joseph L. Sclafani