Form 10-Q
period 2000-03-31
CHASE PREFERRED CAPITAL CORP
filed 2000-05-15
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: March 31, 2000           Commission file number: 1-12151
                                                                        -------


                       CHASE PREFERRED CAPITAL CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3899576
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


  270 Park Avenue, New York, New York                              10017
----------------------------------------                        ------------
(Address of principal executive offices)                          Zip Code)


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

                                                          Yes |X|    No |_|


        Common Stock, $171,500,000 Par Value                            1
        -----------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on
                                March 31, 2000.

================================================================================

                                 FORM 10-Q INDEX


Part I                                                                     Page
------                                                                     ----

Item 1. Financial Statements - Chase Preferred Capital Corporation:

          Balance Sheet at March 31, 2000 and December 31, 1999              3

          Statement of Income for the Three Months Ended
          March 31, 2000 and 1999                                            4

          Statement of Changes in Stockholders' Equity for
          the Three Months Ended March 31, 2000 and 1999                     5

          Statement of Cash Flows for the Three Months Ended
          March 31, 2000 and 1999                                            6

        Notes to Financial Statements                                        7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk          17


Part II
-------

Item 4. Submission of Matters to a Vote of Security Holders                 19

Item 6. Exhibits and Current Reports on Form 8-K                            19


================================================================================

Part I
Item 1.

                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                        (in thousands, except share data)

                                                 March 31, 2000       December 31, 1999
                                                   (Unaudited)
                                                 --------------       -----------------

ASSETS:

Residential first mortgage loans                 $    1,019,117         $   1,014,144
Commercial first mortgage loans                          54,286                55,233
                                                 --------------         -------------
                                                      1,073,403             1,069,377
     Less: allowance for loan losses                     (5,029)               (4,962)
                                                 --------------         -------------
                                                      1,068,374             1,064,415

Cash and cash equivalents                                43,487                47,703
Due from affiliates                                         305                   225
Accrued interest receivable                               6,680                 6,957
                                                 --------------         -------------

     TOTAL ASSETS                                $    1,118,846         $   1,119,300
                                                 ==============         =============
LIABILITIES:

Accounts payable and accrued liabilities         $           84                   126
                                                 --------------         -------------
     TOTAL LIABILITIES                                       84                   126
                                                 --------------         -------------

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $25 per share;
   50,000,000 shares authorized, 22,000,000
   issued and outstanding                               550,000               550,000
Common stock, par value $171,750,000 per share;
   one share authorized and outstanding                 171,750               171,750
Capital surplus                                         382,005               382,005
Retained earnings*                                       15,007                15,419
                                                 --------------         -------------

     TOTAL STOCKHOLDERS' EQUITY                       1,118,762             1,119,174
                                                 --------------         -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    1,118,846         $   1,119,300
                                                 ==============         =============

* No retained earnings related to property sales



   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                          Three Months Ended March 31,
                                 (in thousands)
                                   (Unaudited)

                                                 2000               1999
                                                 ----               ----

INTEREST INCOME:

Residential first mortgage loans            $       15,970      $      15,331
Commercial first mortgage loans                      1,292              1,726
Interest on overnight investments                      730                868
                                            --------------      -------------

     Net interest income                            17,992             17,925
                                            --------------      -------------


NONINTEREST EXPENSE:

Servicing fees                                         668                634
Advisory fees                                           63                 63
Other administrative expenses                           56                 81
                                            --------------      -------------

     Total noninterest expense                         787                778
                                            --------------      -------------

NET INCOME                                  $       17,205      $      17,147
                                            ==============      =============

NET INCOME APPLICABLE TO COMMON SHARE       $        6,068      $       6,010
                                            ==============      =============

BASIC AND FULLY DILUTED

   NET INCOME PER COMMON SHARE              $        6,068      $       6,010
                                            ==============      =============


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Three Months Ended March 31,
                                 (in thousands)
                                   (Unaudited)

                                                    2000                1999
                                                    ----                ----

PREFERRED STOCK:

Balance at beginning of period                   $   550,000        $   550,000
                                                 -----------        -----------

Balance at end of period                             550,000            550,000
                                                 ===========        ===========


COMMON STOCK:

Balance at beginning of period                       171,750            171,750
                                                 -----------        -----------

Balance at end of period                             171,750            171,750
                                                 ===========        ===========


ADDITIONAL PAID IN CAPITAL:

Balance at beginning of period                       382,005            381,637
                                                 -----------        -----------

Balance at end of period                             382,005            381,637
                                                 ===========        ===========


RETAINED EARNINGS:

Balance at beginning of period                        15,419             17,487

Net income                                            17,205             17,147

Common dividends                                      (6,480)            (8,560)

Preferred dividends                                  (11,137)           (11,137)
                                                 -----------        -----------

Balance at end of period                              15,007             14,937
                                                 ===========        ===========


TOTAL STOCKHOLDERS' EQUITY                       $ 1,118,762        $ 1,118,324
                                                 ===========        ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                          Three Months Ended March 31,
                                 (in thousands)
                                   (Unaudited)

                                                           2000          1999
                                                           ----          ----

OPERATING ACTIVITIES:

Net income                                              $  17,205     $  17,147

Adjustments to reconcile net income
to net cash provided (used) by
operating activities:

         Amortization of deferred costs                     1,665           967

  Net change in:
   Due from affiliates                                        (80)       (1,112)
   Accrued interest receivable                                491          (321)
   Accounts payable and accrued
   liabilities                                                (42)          (44)
                                                        ---------     ---------

Net cash provided by operating activities                  19,239        16,637
                                                        ---------     ---------

INVESTING ACTIVITIES:

Purchase of residential first mortgage loans              (50,511)     (176,129)
Acquired allowance                                             67           298
Principal payments received                                44,820       170,762
Purchase of accrued interest receivable                      (214)         (752)
                                                        ---------     ---------

Net cash (used) by investing activities                    (5,838)       (5,821)
                                                        ---------     ---------


FINANCING ACTIVITIES:

Dividends paid                                            (17,617)      (19,697)
                                                        ---------     ---------

Net cash (used) by financing activities                   (17,617)      (19,697)
                                                        ---------     ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                  (4,216)       (8,881)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           47,703        25,215
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  43,487     $  16,334
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

Part I
Item 1. (continued)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and created for the purpose of acquiring, holding, and managing real estate assets. The Company is a subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York. The Company began operating in 1996, upon completion of an initial public offering of 22,000,000 shares of its 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Shares"), which are currently traded on the New York Stock Exchange. The Company used the net proceeds of that offering (after payment of offering expenses), together with capital invested by the Bank, to purchase at their estimated fair values a portfolio of mortgage loans secured by first mortgages on residential and commercial properties ("First Mortgage Loans"). The First Mortgage Loans were recorded in the accompanying financial statements at the Bank's historical cost basis, which approximated their estimated fair values.

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

For further discussion of the Company's accounting policies, reference is made to Note 2 in Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

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

The Company also entered into two servicing agreements with the Bank for the servicing of the commercial and residential First Mortgage Loans. Pursuant to each servicing agreement ("Servicing Agreement"), the Bank ("Servicer") performs the actual servicing of the First Mortgage Loans held by the Company in accordance with normal industry practice. The Servicing Agreements can be terminated by the Company without cause with at least thirty days notice to the Servicer. The servicing fee is 0.25% of the outstanding principal balance for the residential mortgage loans and ranges from 0.08% - 0.30% of the outstanding principal balances for the commercial mortgage loans depending upon the outstanding principal amount.

The Bank has entered into sub-servicing agreements with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase Manhattan Bank USA, National Association, an indirect wholly-owned subsidiary of The Chase Manhattan Corporation ("CMC").

Aggregate advisory fees and servicing fees for the quarters ended March 31, 2000 and 1999 totaled approximately $731,000 and $697,000, respectively.

Part I
Item 1. (Continued)

In its capacity as Sub-Servicer, CMMC owed the Company approximately $305,000 and $225,000 at March 31, 2000 and December 31, 1999, respectively, primarily consisting of mortgage loan payments received on behalf of the Company. Pursuant to the terms of the Servicing Agreement and Subservicing Agreements, the Company receives mortgage loan payments collected by the Servicer (and sub-servicer) in the month immediately following their collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended March 31, 2000 and 1999 amounted to approximately $730,000 and $868,000 respectively.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For further discussion on the methodology for determining the fair value of the First Mortgage Loans, reference is made to Note 8 included in the Company's 1999 Annual Report.

First Mortgage Loans:

The carrying value and fair value of the First Mortgage Loans at March 31, 2000 and December 31, 1999 are as follows (in thousands):

                                March 31, 2000             December 31, 1999
                            Carrying     Estimated       Carrying    Estimated
                              Value      Fair Value       Value      Fair Value
                              -----      ----------       -----      ----------

First mortgage loans,
  net of allowance for
  loan losses              $ 1,068,374  $ 1,064,850   $ 1,064,415   $ 1,070,843


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
                          Three Months Ended March 31,
              (in thousands, except per share, unit and ratio data)
                                   (Unaudited)


                                                        2000             1999
                                                        ----             ----


INCOME STATEMENT:

Interest income                                    $    17,992      $    17,925

Net interest income                                     17,992           17,925

Net income                                              17,205           17,147

Net income applicable to common share                    6,068            6,010

Income per common share                            $     6,068      $     6,010

BALANCE SHEET:

Mortgage loans                                     $ 1,073,403      $ 1,027,272
Total assets                                         1,118,846        1,118,712

Preferred stock outstanding                            550,000          550,000

Total stockholders' equity                           1,118,762        1,118,324


OTHER DATA:

Dividends paid on preferred shares                 $    11,137      $    11,137

Dividends paid on common shares                    $     6,480      $     8,560

Number of preferred shares outstanding              22,000,000       22,000,000

Number of common shares outstanding                          1                1

Average yield on mortgage loans                            6.5%             7.1%

--------------------------------------------------------------------------------

Part I
Item 2. (continued)

Certain forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties. The Company's actual results may differ materially from those included in these forward-looking statements. Reference is made to the Company's reports filed with the Securities and Exchange Commission, in particular the 1999 Annual Report, for a discussion of factors that may cause such differences to occur.

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The Company, a Delaware corporation, is a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"). The Company's principal business is to acquire, hold and manage assets that qualify as REIT real estate assets under the Code in order to generate net income for distribution to stockholders. To date, the Company has acquired First Mortgage Loans from the Bank or its affiliates. The Company may also acquire Mortgage-Backed Securities from time to time. The Company began operations in 1996 upon completion of an initial public offering of 22,000,000 Series A Preferred Shares. The Series A Preferred Shares are traded on the New York Stock Exchange. The Company's sole share of Common Stock is held by the Bank.

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

The Bank and its affiliates may have interests that are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of assets from the Bank or its affiliates; servicing of those assets, particularly with respect to assets that become classified or placed in nonaccrual status or which have been, more than once during the preceding twelve months, more than 30 days past due in the payment of principal and interest; future dispositions of assets to CMC or any of its nonbank subsidiaries; the modification of the Agreement or the Servicing Agreements; and the entry into additional agreements with CMC, the Bank or their affiliates (including agreements to acquire additional assets, as further described herein).

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

RESULTS OF OPERATIONS

For the quarters ended March 31, 2000 and 1999, the Company reported net interest income of approximately $17,324,000 and $17,291,000, respectively. Interest income from residential and commercial first mortgage loans was approximately $15,970,000 and $1,292,000, respectively, for the quarter ended March 31, 2000 and approximately $15,331,000 and $1,726,000, respectively, for the quarter ended March 31, 1999. The total average yield for the quarters ended March 31, 2000 and 1999 was 6.5% and 7.1%, respectively. After deduction of approximately $63,000 and $56,000 in advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $17,205,000 for the quarter ended March 31, 2000. This compared to net income of approximately $17,147,000 for the quarter ended March 31, 1999, after deducting approximately $63,000 and $81,000 in advisory fees and other administrative expenses, respectively.

Part I
Item 2. (continued)

The Company reported basic earnings per share of $6,068,000 and $6,010,000 for the quarters ended March 31, 2000 and 1999, respectively.

The Company paid $11,137,000 in each of the quarters ended March 31, 2000 and 1999, in dividends on the Series A Preferred Shares. As of this date, all dividend payments on Series A Preferred Shares are current. For the quarters ended March 31, 2000 and 1999, the Company paid Common Stock dividends of approximately $6,480,000 and $8,560,000, respectively. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefore.

The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.

FIRST MORTGAGE LOANS

At March 31, 2000, First Mortgage loans consisted of both residential and commercial mortgage loans. At that date, residential first mortgage loans in the portfolio consisted of treasury and prime rate adjustable mortgages ("ARMs"); one-year and six-month ARMs; three-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to three-year and six-month ARMs; and fixed rate loans. The commercial first mortgage loans consisted of fixed and variable rate loans, a majority of which have balloon payments. The Company's initial portfolio of First Mortgage Loans was 90% residential and 10% commercial. Over time, as commercial mortgage loans have matured or prepaid, they have been replaced with residential first mortgage loans. At March 31, 2000, 94.9% of the Company's portfolio was comprised of residential first mortgage loans, with the balance consisting of commercial first mortgage loans, and, as the commercial loans continue to prepay or mature, the proportion of the Company's first mortgage loan portfolio consisting of commercial loans is expected to decrease.

For the quarters ended March 31, 2000 and 1999, the Company purchased First Mortgage Loans having an outstanding principal balance of approximately $50,511,000 and $176,129,000, respectively, from affiliates of the Bank. In addition, for the quarters ended March 31, 2000 and 1999, the Company received approximately $44,820,000 and $170,762,000, respectively, of principal payments on its portfolio from the Servicer (and Sub-Servicer).

The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets:


Interest-Earning Asset Mix                At March 31, 2000                At December 31, 1999
    (in thousands)                      Amount         Percent           Amount            Percent
--------------------------------------------------------------------------------------------------
Residential first mortgage loans    $  1,019,117         94.9%       $   1,014,144           94.8%
Commercial first mortgage loans           54,286          5.1%              55,233            5.2%
                                    ------------      --------       -------------         -------
Total first mortgage loans          $  1,073,403          100%       $   1,069,377            100%
                                    ============      ========       =============         =======
--------------------------------------------------------------------------------------------------


For a further discussion on the Company's acquisition and disposition policies for First Mortgage Loans, reference is made to Note 2 included in the Company's 1999 Annual Report.

At March 31, 2000 there were approximately $143,000 of nonaccruing residential mortgage loans, which represented .01% of the total loan portfolio. At December 31, 1999, there were no nonaccruing residential mortgage loans. During the quarters ended March 31, 2000 and 1999, there were no sales of nonaccruing loans.

Part I
Item 2. (continued)

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses is intended to cover probable credit losses as of March 31, 2000 for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance for loan losses is based upon management estimates, which are inherently uncertain. Factors affecting the uncertainty of specific loss and expected loss estimates include the volatility of default possiblilites, rating migrations and loss severity. These uncertainties also could relate to current macroeconomic conditions, changes in underwriting standards, unexpected correlations within the portfolio or other factors.

The allowance for loan losses is reviewed in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted. At March 31, 2000, management of the Company deemed its allowance for loan losses to be adequate.

The accompanying table reflects the activity in the Company's allowance for loan losses for the periods indicated:

                                          March 31, 2000        March 31, 1999
                                          --------------        --------------
Allowance for Loan Losses
     (in thousands)
--------------------------------------------------------------------------------

Total allowance at beginning of period     $       4,962         $      4,120
Acquired allowance                                    67                  298
                                           -------------         ------------

    Total allowance at end of period       $       5,029         $      4,418
                                           =============         ============
--------------------------------------------------------------------------------

At March 31, 2000 and 1999, the Company's allowance for loan losses as a percentage of total first mortgage loans was .47% and .43%, respectively.

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

At March 31, 2000, the estimated weighted average interest rate and the estimated weighted average duration of the First Mortgage Loans were 7.3% and two to three years, respectively.

Part I
Item 2. (continued)

CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the First Mortgage Loans within the portfolio. The following table shows the First Mortgage Loan portfolio by geographic area as of March 31, 2000 and December 31, 1999:


Geographical Breakout                              March 31, 2000              December 31, 1999
    (in thousands)                             Amount        Percent        Amount          Percent
---------------------------------------------------------------------------------------------------
Residential first mortgage loans:

California                                  $  396,918        37.0%      $  385,874          36.1%
Colorado                                        73,459         6.8%          74,438           7.0%
Texas                                           50,434         4.7%          52,747           4.9%
Florida                                         49,330         4.6%          49,689           4.6%
Other states (no state has more than 4%)       448,976        41.8%         451,396          42.2%
                                            ----------        -----      ----------          -----
  Total residential first mortgage loans     1,019,117        94.9%       1,014,144          94.8%
                                            ----------        -----      ----------          -----

Commercial first mortgage loans:

New York metropolitan tri-state area            50,831         4.8%          51,705           4.9%
Other states                                     3,455         0.3%           3,528           0.3%
                                            ----------        -----      ----------          -----
  Total commercial first mortgage loans         54,286         5.1%          55,233           5.2%
                                            ----------        -----      ----------          -----

Total                                       $1,073,403         100%      $1,069,377           100%
                                            ==========        =====      ==========          =====


At March 31, 2000, approximately 37.0% of the Company's total First Mortgage Loan portfolio consisted of loans collateralized by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying First Mortgage Loans.

In addition, at such date, approximately 94% of the commercial mortgage properties underlying the Company's commercial mortgage loans were located in the New York metropolitan tri-state area. Substantially all of these mortgaged properties were, at the time of their origination, at least 70% occupied by the borrowers or their affiliates. Consequently, these commercial mortgage loans may be subject to greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in the New York metropolitan tri-state area that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

Part I
Item 2. (continued)

During 2000, the Company's principal current liquidity needs are to maintain its portfolio size through the acquisition of additional First Mortgage Loans as First Mortgage Loans currently in the portfolio mature, prepay or are sold, and to pay dividends on the Series A Preferred Shares. The acquisition of additional First Mortgage Loans is intended to be funded with the proceeds obtained from the sale or repayment of principal balances of First Mortgage Loans by individual borrowers. The Company did not have and does not anticipate having any material capital expenditures.

As discussed below, on March 16, 2000, the Company's Board of Directors, with the approval of its Independent Directors, approved the Company's acquisition of approximately $4.7 billion of new real estate assets from affiliates and the extension of approximately $2.4 billion of intercompany loans to the Bank and Chase USA (the "Additional Assets"). The acquisition of the Additional Assets, which is expected to be effected in the second quarter of 2000, will be funded through the issuance to the Bank of a new series of Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock will rank junior to the Series A Preferred Shares with respect to the payment of dividends and will rank on a parity with the Series A Preferred Shares upon liquidation, dissolution or winding up of the Company. Following the initial acquisition of the Additional Assets, proceeds obtained from the sale or repayment of principal balances of the Additional Assets will be used to purchase Additional Assets or First Mortgage Loans. The Company may also increase the size of its portfolio of Additional Assets from time to time. Any such increases may be funded either through intercompany advances made by the Bank to the Company or through the sale to the Bank of additional shares of Series B Preferred Stock. In addition, the Bank may advance funds to the Company on a temporary basis from time to time pending completion of a planned sale of Series B Preferred Stock.

For further discussion on liquidity risk management, reference is made to page 10 of the Company's 1999 Annual Report.

OPERATIONAL RISK MANAGEMENT

As noted above, the Company is a subsidiary of the Bank, which is itself a wholly-owned subsidiary of CMC. The Company has no employees. In accordance with agreements between the Company and the Bank, the Bank manages all of the Company's operations, including servicing of all of the Company's First Mortgage Loans. Accordingly, the Company may be subject to certain operating risks impacting the operations of CMC and the Bank. Such operating risks include the risk of fraud by employees of the Bank or its affiliates or by outsiders, unauthorized transactions by such employees and errors relating to computer and telecommunications systems. Although CMC and the Bank maintain a system of controls designed to provide management with timely and accurate operational information and to keep operating risks at appropriate levels, there can be no assurance that the Company will not suffer loss from operating risk in the future.

ACQUISITION OF ADDITIONAL ASSETS

General

On March 16, 2000, the Company's Board of Directors (with the approval of its Independent Directors) authorized a series of transactions pursuant to which the Company will acquire Additional Assets consisting of the following:

O a 100% participation interest in loans (and the related servicing rights) originated or acquired by the Bank and Chase USA

O or their affiliates that are secured by first priority security interests in manufactured housing units ("Manufactured Housing Loans");

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

Part I
Item 2. (continued)

The Company initially acquired approximately $2.1 billion of Second Mortgage Loans and extended approximately $2.7 billion of Intercompany Loans in April 2000. It is currently anticipated that the Company will acquire up to $2.8 billion of Manufactured Housing Loans in May 2000. On a monthly basis following the initial acquisitions of the Second Mortgage Loans and Manufactured Housing Loans, the Company intends to purchase a 100% participation interest in all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and Chase USA satisfying the criteria described below. The participation interests in the Second Mortgage Loans was, and upon their acquisition the participation interests in the Manufactured Housing Loans will be, treated as a sale for accounting purposes, and those loans will accordingly appear as assets on the Company's balance sheet for the quarter ended June 30, 2000.

The initial aggregate principal amount of the Intercompany Loans, extended in April 2000, equaled 80% of the outstanding principal balance of the HELOCs pledged as security therefor. In addition, on a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA in an aggregate amount not to exceed 80% of the then outstanding principal balance of HELOCS pledged by the applicable entity. The Intercompany Loan documents also require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to ensure that such ceiling is not exceeded.

The Company believes that the price paid by the Company for the Second Mortgage Loans approximated their fair value, and that the price to be paid for the Manufactured Housing Loans will approximate their fair value on the date of their acquisition; however, no third party appraisals of those assets have been or will be obtained. Similarly, no third party appraisals will be obtained to determine the value of the HELOCs securing the Intercompany Loans.

Funding of Additional Assets

The Company's initial acquisition of the Additional Assets was funded through the issuance and sale to the Bank of shares of Series B Preferred Stock having an aggregate liquidation value equal to the total of (i) the price paid for the Second Mortgage Loans and (ii) the initial principal amount of the Intercompany Loans. Additional shares of Series B Preferred Stock will be issued to the Bank on May 16, 2000, the proceeds of which will be used to purchase the initial portfolio of Manufactured Housing Loans. Proceeds obtained from the sale or repayment of principal balances of Additional Assets will be applied to acquire Additional Assets or First Mortgage Loans. Any increases in the aggregate amount of Additional Assets held by the Company will be funded either through intercompany advances by the Bank to the Company or through the sale to the Bank of additional shares of Series B Preferred Stock.

The Series B Preferred Stock has a par value per share of $25.00 and a liquidation value per share of $1,000,000. The Bank, as holder of the Series B Preferred Stock, will be entitled to receive cumulative dividends, when, as and if declared by the Board of Directors, at a variable dividend rate to be determined by a committee of the Board of Directors prior to the initial issuance of the Series B Preferred Stock and tied to the Federal funds (effective) rate. The Series B Preferred Stock ranks junior to the Series A Preferred Shares with respect to the payment of dividends and ranks on a parity with the Series A Preferred Shares upon liquidation, dissolution or winding up of the Company. The Series B Preferred Stock is redeemable at the option of the Company on or after September 18, 2001 or at any time upon the occurrence of certain events relating to tax treatment of the Company or the Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock or any other securities. Except as required by Delaware law, the holder of the Series B Preferred Stock does not have any voting rights, other than the right to approve the issuance of senior Preferred Stock or certain amendments to the Company's certificate of incorporation that would adversely affect the Series B Preferred Stock. In approving the acquisition of the Additional Assets, the Independent Directors, upon receipt of an opinion of counsel, waived all Ownership Limits with respect to the Series B Preferred Stock (see "Certain REIT Requirements" in Item 1 above).

Credit Quality and Related Matters

The Company will purchase participation interests in (i) all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and (ii) all Second Mortgage Loans and Manufactured Housing Loans originated by Chase USA other than those that would be considered "low quality" assets under applicable regulatory standards. No Second

Part I
Item 2. (continued)

Mortgage Loan or Manufactured Housing Loan will be acquired prior to the sixth month following its origination. The Second Mortgage Loans acquired by the Company in April met, and the Manufactured Housing Loans to be acquired in May are expected to meet, these credit quality conditions. The security agreements with respect to the Intercompany Loans provide that all HELOCs, regardless of their credit quality, will be pledged to the Company, although the Company has the discretion to release its security interest in any particular HELOC or to require the Bank or Chase USA, as the case may be, to take appropriate action with respect to the borrower under the HELOC, including, without limitation, initiating foreclosure proceedings with respect to the property securing the HELOC.

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

Servicing Arrangements

Second Mortgage Loans were, and the Manufactured Housing Loans will be, acquired on a servicing released basis. The Company has engaged CMMC to service those assets on the Company's behalf. The servicing arrangements between the Company and CMMC provide that the Company will retain the power to direct CMMC to foreclose on any Manufactured Housing Loan or Second Mortgage Loan.

The HELOCs securing the Intercompany Loans will continue to be owned by the Bank or Chase USA, as the case may be, and will continue to be serviced in accordance with their current servicing arrangements. However, as noted above, the security agreements with respect to the Intercompany Loans give the Company the power to direct the servicer of the HELOCs to foreclose on HELOCs under certain circumstances specified in the security agreements.

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

OTHER MATTERS

As of March 31, 2000 the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, are 100% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 95.9% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock and the Series A Preferred Shares and anticipates meeting the 2000 annual distribution and administrative requirements.

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

For information regarding interest rate risk, see the Interest Rate Risk section on page 12.

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                          Three Months Ended March 31,
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                          2000                                   1999
                                                             Balance       Interest   Rate         Balance     Interest    Rate
                                                             -------       --------   ----         -------     --------    ----
                                                                                   (Annualized)                         (Annualized)
ASSETS:

Residential first mortgage loans                          $   1,009,585   $  15,970    6.3%       $  882,786    $15,331    6.9%
Commercial first mortgage loans                                  54,682       1,292    9.5%           76,468      1,726    9.0%
Cash                                                             53,439         730    5.5%          107,672        868    3.2%
                                                          -------------   ---------    ----       ----------    -------    ----

   TOTAL INTEREST-EARNING ASSETS                              1,117,706      17,992    6.4%        1,066,926     17,925    6.7%
                                                          -------------   ---------    ----       ----------   --------    ----

Cash - noninterest-earning                                        5,432                                    0
Allowance for credit losses                                      (4,976)                              (4,130)
Due from affiliates                                                 122                               58,204
Accrued interest receivable                                       6,482                                7,112
                                                          -------------                           ----------

   TOTAL ASSETS                                           $   1,124,766                           $1,128,112
                                                          =============                           ==========

LIABILITIES:

Accounts payable and accrued liabilities                  $       4,335                           $    4,207
                                                          -------------                           ----------

   TOTAL LIABILITIES                                              4,335                                4,207
                                                          -------------                           ----------

STOCKHOLDERS' EQUITY:

Preferred Stock, Par Value $25 Per Share;
   50,000,000 Shares Authorized, 22,000,000
   Issued and Outstanding                                       550,000                              550,000
Common Stock, Par Value $171,750,000 Per Share;
   One Share Authorized, Issued and Outstanding                 171,750                              171,750
Capital surplus                                                 382,005                              381,637
Retained earnings                                                16,676                               20,518
                                                          -------------                           ----------

   TOTAL STOCKHOLDERS' EQUITY                                 1,120,431                            1,123,905
                                                          -------------                           ----------

   TOTAL LIABILITIES AND STOCKHOLDERS'                    $   1,124,766                           $1,128,112
                                                          =============                           ==========
     EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in thousands, except per share data)
                                   (Unaudited)


                                           2000                                1999
                                           ----                                ----
                                           First            Fourth        Third       Second         First
                                          Quarter           Quarter      Quarter      Quarter      Quarter
INTEREST INCOME:

Residential first mortgage loans        $   15,970         $   16,829   $  15,823   $   15,209     $ 15,331
Commercial first mortgage loans              1,292              1,528       1,300        1,730        1,726
Interest on overnight investments              730                101         968        1,913          868
                                        ----------         ----------   ---------   ----------     --------
        Net interest income                 17,992             18,458      18,091       18,852       17,925
                                        ----------         ----------   ---------   ----------     --------


NONINTEREST EXPENSE:

Servicing fees                                 668                674         657          639          634
Advisory fees                                   63                 62          62           63           63
Other administrative expenses                   56                104          58          102           81
                                        ----------         ----------   ---------   ----------     --------
      Total noninterest expense                787                840         777          804          778
                                        ----------         ----------   ---------   ----------     --------

NET INCOME                              $   17,205         $   17,618   $  17,314   $   18,048     $ 17,147
                                        ==========         ==========   =========   ==========     ========
NET INCOME APPLICABLE TO
    COMMON SHARE                        $    6,068         $    6,480   $   6,177   $    6,910     $  6,010
                                        ==========         ==========   =========   ==========     ========

BASIC AND FULLY DILUTED
    NET INCOME PER COMMON
    SHARE                               $    6,068         $    6,480   $   6,177   $    6,910     $  6,010
                                        ==========         ==========   =========   ==========     ========

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


Item 6. Exhibits and Current Reports on Form 8-K
        ----------------------------------------

     (A) Exhibits:

         11 - Computation of net income per share.
         12 - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.
         27 - Financial Data Schedule.

     (B) Reports on Form 8-K: March 16, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CHASE PREFERRED CAPITAL CORPORATION
                                         -----------------------------------
                                                    (Registrant)


Date: May 15, 2000                       By   /s/Louis M. Morrell
      ------------                          ---------------------------------
                                                 Louis M. Morrell
                                                 Treasurer