Form 10-Q
period 2000-06-30
CHASE PREFERRED CAPITAL CORP
filed 2000-08-14
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: June 30, 2000           Commission file number:  1-12151
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

                                                      Yes |X|    No |_|


 Common Stock, $171,500,000 Par Value                                       1
 ----------------------------------------------------------------------------
 Number of shares outstanding of each of the issuer's classes of common stock on June 30, 2000.

================================================================================

                                 FORM 10-Q INDEX

Part I                                                                   Page
------                                                                   ----

Item 1. Financial Statements - Chase Preferred Capital Corporation:

          Balance Sheet at June 30, 2000 and December 31, 1999            3

          Statement of Income for the Three Months Ended June 30,
          2000 and 1999                                                   4

          Statement of Income for the Six Months Ended June 30, 2000
          and 1999                                                        5

          Statement of Changes in Stockholders' Equity for the Six
          Months Ended June 30, 2000 and 1999                             6

          Statement of Cash Flows for the Six Months Ended June 30,
          2000 and 1999                                                   7


        Notes to Financial Statements                                     8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk       20


Part II
-------


Item 4. Exhibits and Current Reports on Form 8-K                         23

Part I
Item 1.


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                        (in thousands, except share data)

                                           June 30, 2000      December 31, 1999
                                            (Unaudited)
ASSETS:

Residential first mortgage loans           $    971,107         $   1,014,144
Commercial first mortgage loans                  48,862                55,233
Second mortgage loans                         3,024,235                     0
Manufactured housing loans                    1,979,988                     0
Intercompany loans                            2,627,193                     0
                                           ------------         -------------
                                              8,651,385             1,069,377
   Less: allowance for loan losses             (99,327)               (4,962)
                                           ------------         -------------
                                              8,552,058             1,064,415

Cash and cash equivalents                       157,355                47,703
Accrued interest receivable due from
  affiliates                                     15,034                   225
Accrued interest receivable due from
  third parties                                  25,889                 6,957
Accounts receivable due from third
  parties                                             9                     0
                                           ------------         -------------

   TOTAL ASSETS                            $  8,750,345         $   1,119,300
                                           ============         =============
LIABILITIES:

Due to affiliates                                10,790                     0
Accounts payable and accrued liabilities   $        230                   126
                                           ------------         -------------
   TOTAL LIABILITIES                             11,020                   126
                                           ------------         -------------

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $25 per share;
   50,000,000 shares authorized,
   22,000,000 shares Series A issued and
   outstanding; stated value $25 per share      550,000               550,000
   7,600 shares Series B issued and
   outstanding; stated value $1,000,000 per
   share                                      7,600,000                     0
Common stock, par value $171,750,000 per
   share; one share authorized and
   outstanding                                  171,750               171,750
Capital surplus                                 382,005               382,005
Retained earnings *                              35,570                15,419
                                           ------------         -------------

   TOTAL STOCKHOLDERS' EQUITY                 8,739,325             1,119,174
                                           ------------         -------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                 $  8,750,345         $   1,119,300
                                           ============         =============

-----------
* No retained earnings related to property sales


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                           Three Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)

                                                   2000                1999
INTEREST INCOME:

Residential first mortgage loans              $     16,814        $    15,209
Commercial first mortgage loans                      1,334              1,730
Second mortgage loans                               50,111                  0
Manufactured housing loans                          24,328                  0
Intercompany loans                                  38,981                  0
Interest on overnight investments                    3,325              1,913
                                              ------------        -----------
   Net interest income                             134,893             18,852
Provision for credit losses                          1,471                  0
                                              ------------        -----------

   Net interest income after provision
     for credit losses                             133,422             18,852
                                              ------------        -----------

Other revenue                                           49                  0

NONINTEREST EXPENSE:

Servicing fees                                       3,949                639
Advisory fees                                          146                 63
Foreclosure and other expenses                         155                102
                                              ------------        -----------
   Total noninterest expense                         4,250                804
                                              ------------        -----------

NET INCOME                                    $    129,221        $    18,048
                                              ============        ===========

NET INCOME APPLICABLE TO COMMON SHARE         $     28,266        $     6,910
                                              ============        ===========

BASIC AND FULLY DILUTED

   NET INCOME PER COMMON SHARE                $     28,266        $     6,910
                                              ============        ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                            Six Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)

                                                    2000              1999
INTEREST INCOME:

Residential first mortgage loans               $     32,784       $    30,540
Commercial first mortgage loans                       2,626             3,456
Second mortgage loans                                50,111                 0
Manufactured housing loans                           24,328                 0
Intercompany loans                                   38,981                 0
Interest on overnight investments                     4,055             2,781
                                               ------------       -----------
   Net interest income                              152,885            36,777
                                               ------------       -----------
Provision for credit losses                           1,471                 0
                                               ------------       -----------

   Net interest income after provision
     for credit losses                              151,414            36,777
                                               ------------       -----------

Other revenue                                            49                 0


NONINTEREST EXPENSE:

Servicing fees                                        4,618             1,273
Advisory fees                                           208               126
Foreclosure and other expenses                          211               183
                                               ------------       -----------

   Total noninterest expense                          5,037             1,582
                                               ------------       -----------

NET INCOME                                     $    146,426       $    35,195
                                               ============       ===========

NET INCOME APPLICABLE TO COMMON SHARE          $     34,334       $    12,920
                                               ============       ===========

BASIC AND FULLY DILUTED

   NET INCOME PER COMMON SHARE                 $     34,334       $    12,920
                                               ============       ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            Six Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)


                                                   2000               1999

SERIES A PREFERRED STOCK:

Balance at beginning of period                $    550,000        $    550,000
                                              ------------        ------------
Balance at end of period                           550,000             550,000
                                              ============        ============


SERIES B PREFERRED STOCK:

Balance at beginning of period                $          0        $          0
4,800 shares issued April 7, 2000 at
  $1,000,000 stated value per share              4,800,000                   0
2,800 shares issued May 16, 2000 at
  $1,000,000 stated value per share              2,800,000                   0
                                              ------------        ------------
Balance at end of period                         7,600,000                   0
                                              ============        ============


COMMON STOCK:

Balance at beginning of period                     171,750             171,750
                                              ------------        ------------
Balance at end of period                           171,750             171,750
                                              ============        ============


CAPITAL SURPLUS:

Balance at beginning of period                     382,005             381,637
                                              ------------        ------------
Balance at end of period                           382,005             381,637
                                              ============        ============


RETAINED EARNINGS:

Balance at beginning of period                      15,419              17,487
Net income                                         146,426              35,195
Capital distribution to affiliate                  (7,703)                   0
Common dividends                                   (6,480)             (14,569)
Series A Preferred dividends                      (22,275)             (22,275)
Series B Preferred dividends                      (89,817)                   0
                                              ------------        ------------
Balance at end of period                            35,570              15,838
                                              ============        ============


TOTAL STOCKHOLDERS' EQUITY                    $  8,739,325        $  1,119,225
                                              ============        ============


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                            Six Months Ended June 30,
                                 (in thousands)
                                   (Unaudited)

                                                          2000          1999

OPERATING ACTIVITIES:

Net income                                           $  146,426     $   35,195

Adjustments   to  reconcile  net  income
  to  net  cash  provided  by  operating
  activities:

  Amortization of deferred costs                          5,434          1,867
  Provision for loan losses                               1,471              0

  Net change in:
    Accrued interest receivable due from
      affiliates                                        (14,809)        27,440
    Accrued interest receivable due from
      third parties                                         602          2,355
    Accounts receivable due from third parties               (9)             0
    Accounts payable and accrued liabilities                104            (30)
    Due to affiliates                                    10,790              0
                                                     ----------     -----------

Net cash provided by operating activities               150,009         66,827
                                                     ----------     -----------

INVESTING ACTIVITIES:

  Intercompany loans issued                          (2,627,193)             0
  Purchase of residential first mortgage loans          (75,694)      (352,139)
  Purchase of second mortgage loans                  (3,153,288)             0
  Purchase of manufactured housing loans             (1,924,056)             0
  Principal payments received                           285,683        313,219
  Purchase of accrued interest receivable               (19,534)        (1,365)
                                                     ----------     -----------

Net cash (used) by investing activities              (7,514,082)       (40,285)
                                                     ----------     -----------


FINANCING ACTIVITIES:

  Capital distribution to affiliate                      (7,703)             0
  Issuance of Series B Preferred Stock                7,600,000              0
  Dividends paid                                       (118,572)        36,844)
                                                     ----------     -----------

Net cash provided (used) by financing activities      7,473,725        (36,844)
                                                     ----------     -----------


NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS     109,652         (10,302)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        47,703          25,215
                                                     ---------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 157,355      $   14,913
                                                     =========      ===========


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and created for the purpose of acquiring, holding, and managing real estate assets. The Company is a subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York. The Company began operating in 1996, upon completion of an initial public offering of 22,000,000 shares of its 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Stock"), which are currently traded on the New York Stock Exchange. The Company's Common Stock, par value $171,750,000 per share ("Common Stock"), and Floating Rate Cumulative Preferred Stock, Series B, par value $25 per share and liquidation value $1,000,000 per share ("Series B Preferred Stock") are owned by the Bank.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and prevailing industry practices for interim reporting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all necessary adjustments have been made for a fair presentation of this interim financial information.

First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans are carried at the principal amount outstanding, net of any premium or discount associated with these loans. Loans held for sale are carried at the lower of aggregate cost or fair value. Interest income, including amortization of premiums and accretion of discounts on loans held for investment, is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Loans acquired, from the Chase Manhattan Bank USA, National Association ("Chase USA"), the Bank or its affiliates, are recorded at the respective seller's historical cost basis in the accompanying balance sheet. Any difference between the amount paid by the Company and the historical cost basis of the respective seller would be treated as an adjustment to equity.

Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net premiums and discounts are suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Company accounts for and discloses nonaccrual commercial First Mortgage Loans as impaired. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans in the manner set forth above for nonaccrual loans. The Company excludes from impaired loans its residential First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans.

A collateralized loan is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Certain amounts in the statement of cash flows have been reclassified to conform to the current presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

At March 31, 2000, The Company's loan portfolio solely consisted of loans that it had acquired from the Bank or its affiliates that are secured by first mortgages on residential and commercial properties ("First Mortgage Loans").

In April 2000, the Company acquired approximately $2.1 billion of loans (and related servicing rights) that had been originated or acquired by the Bank or Chase USA or their affiliates and that are secured by second mortgages on single family (one-to-four unit) residential real estate properties ("Second Mortgage Loans"). In May 2000, the Company acquired approximately $2.8 billion of loans (and related servicing rights) that had been originated or acquired by the Bank or Chase USA or their affiliates and that are secured by first priority security interests in manufactured housing units ("Manufactured Housing Loans"). The Second Mortgage Loans and the Manufactured Housing Loans were acquired through sales by the Bank and Chase USA of 100% participation interests of such loans to the Company. The participation interests were purchased at prices equal to the estimated fair values of the loans. On a monthly basis following the initial acquisitions of the Second Mortgage Loans and Manufactured Housing Loans, the Company has purchased 100% participation interests in substantially all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and Chase USA meeting certain specified credit criteria.

In April 2000, the Company also extended approximately $2.7 billion of non-recourse intercompany loans ("Intercompany Loans") to the Bank and Chase USA which are secured by a pledge by the Bank and Chase USA of all outstanding loans under home equity lines of credit ("HELOCs") originated by the Bank or Chase USA, as the case may be. The initial aggregate principal amount of the Intercompany Loans equalled approximately 80% of the outstanding principal balance of the HELOCs pledged as security therefor. On a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA, subject to certain limits. (The First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans are collectively referred to as the "Direct Loans".)

The funds required by the Company to make the initial acquisition of the Second Mortgage Loans and Manufactured Housing Loans, and to make the Intercompany Loans (collectively, the "Additional Assets") were obtained through the issuance and sale to the Bank of shares of Series B Preferred Stock. The Bank, as holder of the Series B Preferred Stock, is entitled to receive cumulative dividends, when, as and if declared by the Board of Directors, at a variable dividend rate equal to the Federal funds (effective) rate. The Series B Preferred Stock ranks junior to the Series A Preferred Stock with respect to the payment of dividends and ranks on a parity with the Series A Preferred Stock upon liquidation, dissolution or winding up of the Company. The Series B Preferred Stock is redeemable at the option of the Company on or after September 18, 2001 or at any time upon the occurrence of certain events relating to the tax treatment of the Company or the Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock or other securities. Except as required by Delaware law, the holder of the Series B Preferred Stock does not have any voting rights, other than the right to approve the issuance of senior preferred stock or certain amendments to the Company's certificate of incorporation that would adversely affect the Series B Preferred Stock. In approving the acquisition of the Additional Assets, the Independent Directors (as defined in the Certificate of Designation), upon receipt of an opinion of counsel, waived all Ownership Limits (as defined in the Company's Certificate of Incorporation) with respect to the Series B Preferred Stock .

The Company is a party to an agreement (the "Advisory Agreement") with the Bank (the "Advisor") pursuant to which the Advisor provides advice to the Board of Directors and manages the operations of the Company in accordance with the parameters established in the Advisory Agreement. The Advisory Agreement has an initial term of five years commencing on September 18, 1996 and automatically renews for an additional five years unless the Company delivers a notice of nonrenewal to the Advisor. The Advisory Agreement was amended effective April 2000 to increase the Advisor's annual fee from $250,000 to $500,000 in connection with the acquisition by the Company of the Additional Assets.

The Company is also party to servicing agreements with the Bank, as servicer, for the servicing of the commercial and residential First Mortgage Loans. The Bank has entered into sub-servicing agreements with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase USA and an indirect wholly-owned subsidiary of The Chase Manhattan Corporation ("CMC"), with respect to the servicing of the First Mortgage Loans. CMMC is also the servicer of the Second Mortgage Loans and Manufactured Housing Loans acquired by the Company. Pursuant to each servicing agreement, the Bank and CMMC, as the case may be, perform the servicing of the Loans owned by the Company in accordance with (i) normal industry practices, (ii) servicing guidelines promulgated by the Company, and (iii) in the case of residential First Mortgage Loans and Second Mortgage Loans, FNMA and FHLMC guidelines and procedures.

Aggregate advisory fees and servicing fees for the quarters ended June 30, 2000 and 1999 totaled approximately $4,095,000 and $702,000, respectively. For the six months ended June 30, 2000 and 1999, aggregate advisory and servicing fees totaled approximately $4,826,000 and $1,399,000, respectively. Cash balances included $27,889,000 and $29,144,000 at June 30, 2000, and December 31, 1999,
respectively, of loan payments received by CMMC in its capacity as sub-servicer of First Mortgage Loans, which are maintained in a custodial account on behalf of the Company. Pursuant to the terms of the servicing agreement and subservicing agreements relating to the First Mortgage Loans, the Company receives loan payments collected by the servicer (and sub-servicer) in the month immediately following their collection. Pursuant to the terms of the servicing agreement relating to the

Second Mortgage Loans and Manufactured Housing Loans, the Company receives loan payments collected by CMMC on the next business day immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended June 30, 2000 and 1999 amounted to approximately $3,325,000 and $1,913,000 respectively. Interest income on these deposits for the six months ended June 30, 2000 and 1999 amounted to approximately $4,055,000 and $2,781,000, respectively.


NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For further discussion on the methodology for determining the fair value of the First Mortgage Loans, reference is made to Note 8 included in the Company's 1999 Annual Report. The fair values for the Manufactured Housing and fixed rate Second Mortgage Loans were estimated based on discounted cash flows. The fair values for the adjustable rate Second Mortgage Loans are considered to approximate carrying value due to the variable note rate. The fair value of the Intercompany Loans is considered to approximate carrying value due to the variable note rate.

The carrying value and fair value of the Direct Loans held by the Company at June 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                      June 30, 2000                  December 31, 1999
                                               Carrying       Estimated          Carrying      Estimated
                                                 Value        Fair Value           Value       Fair Value
                                                 -----        ----------           -----       ----------

First mortgage loans, net of allowance       $1,014,846       $1,005,799        $ 1,064,415    $ 1,070,843
  for loan losses

Second Mortgage Loans, net of
  allowance for loan losses                  $3,005,036       $2,937,309                  0              0

Manufactured Housing Loans, net of
  allowance for loan losses                  $1,904,983       $1,919,792                  0              0

Intercompany Loans                           $2,627,193       $2,627,193                  0              0


Assets and Liabilities in which Fair Value Approximates Carrying Value:

The fair values of certain financial assets and liabilities carried at cost, including accrued interest receivable due from affiliates, accrued interest receivable due from third parties, accounts receivable due from third parties, due to affiliates, and accounts payable and accrued liabilities, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

Part I
Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CHASE PREFERRED CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
              (in thousands, except per share, unit and ratio data)
                                   (Unaudited)

                                                           2000                     1999                Six Months Ended
                                                 ------------------------        ---------
                                                 Second           First            Second                   June 30,
                                                                                                     --------------------
                                                 Quarter          Quarter          Quarter              2000        1999
                                                 -------          -------        ----------          --------------------
INCOME STATEMENT:

Interest Income                                  $   134,893    $    17,992    $    18,852       $   152,885    $    36,777

Net Interest Income                                  133,422         17,992         18,852           151,414         36,777

Net Income                                           129,221         17,205         18,048           146,426         35,195

Net Income Applicable to Common Share                 28,266          6,068          6,910            34,334         12,920

Income Per Common Share                          $    28,266    $     6,068    $     6,910       $    34,334    $    12,920

BALANCE SHEET:

Mortgage Loans                                   $ 6,024,192    $ 1,073,403    $ 1,059,016       $ 6,024,192    $ 1,059,016

Intercompany Loans                                 2,627,193              0              0         2,627,193              0

Total Assets                                       8,750,345      1,118,846      1,119,627         8,750,345      1,119,627

Series A Preferred Stock Outstanding                 550,000        550,000        550,000           550,000        550,000

Series B Preferred Stock Outstanding               7,600,000              0              0         7,600,000              0

Total Stockholders' Equity                       $ 8,739,325    $ 1,118,762    $ 1,119,225       $ 8,739,325    $ 1,119,225


OTHER DATA:

Dividends paid on Series A Preferred Stock       $    11,138    $    11,137    $    11,138       $    22,275    $    22,275

Dividends paid on Series B Preferred Stock            89,817              0              0            89,817              0

Dividends paid on common shares                  $         0    $     6,480    $     6,009       $     6,480    $    14,569

Number of Series A preferred shares
 outstanding                                      22,000,000     22,000,000     22,000,000        22,000,000     22,000,000

Number of Series B preferred shares
 outstanding                                           7,600              0              0             7,600              0

Number of Common Shares Outstanding                        1              1              1                 1              1

Average Yield on Mortgage Loans                          8.3%           6.5%           6.9%              8.0%           7.0%

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

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation and a subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York. The Company began operations in 1996 upon completion of an initial public offering of 22,000,000 shares of 8.10% Cumulative Preferred Stock, Series A (the "Series A Preferred Stock "). The Series A Preferred Stock is traded on the New York Stock Exchange.

The Company is a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"). The principal business of the Company is to acquire, hold and manage assets that qualify as REIT real estate assets under the Code in order to generate net income for distribution to stockholders.

At March 31, 2000, the real estate assets held by the Company consisted solely of mortgage loans acquired from The Chase Manhattan Bank (the "Bank") or its affiliates as whole loans secured by first mortgages or deeds of trust on single family (one-to-four-unit) residential or commercial real properties ("First Mortgage Loans"). Over time, as commercial First Mortgage Loans have prepaid or matured, the Company has replaced them with residential First Mortgage Loans. As of March 31, 2000, approximately 94.9% of the Company's portfolio had been comprised of residential First Mortgage Loans, with the balance consisting of commercial First Mortgage Loans. The Company expects the percentage of First Mortgage Loans consisting of commercial First Mortgage Loans to continue to decline over time.

In April 2000, the Company acquired approximately $2.1 billion of loans (and related servicing rights) that had been originated or acquired by the Bank or Chase Manhattan Bank USA, National Association ("Chase USA") or their affiliates and that are secured by second mortgages on single family (one-to-four unit) residential real properties ("Second Mortgage Loans"). In May 2000, the Company acquired approximately $2.8 billion of loans (and related servicing rights) that had been originated or acquired by the Bank and Chase USA or their affiliates and that are secured by first priority security interests in manufactured housing units ("Manufactured Housing Loans). The Second Mortgage Loans and the Manufactured Housing Loans were acquired through the sales of 100% participation interests by the Bank and Chase USA, as the case may be, of such loans to the Company. The participation interests were purchased at prices equal to the estimated fair values of the loans. On a monthly basis following the initial acquisitions of the Second Mortgage Loans and Manufactured Housing Loans, the Company has purchased 100% participation interests in all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and Chase USA meeting certain specified credit criteria, as described below. (The First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans are hereinfafter referred to as the "Direct Loans".)

In April 2000, The Company also extended approximately $2.7 billion of non-recourse intercompany loans ("Intercompany Loans") to the Bank and Chase USA which are secured by a pledge by the Bank and Chase USA of all outstanding loans under home equity lines of credit ("HELOCs") originated by the Bank or Chase USA, as the case may be. The initial aggregate principal amount of the Intercompany Loans equalled approximately 80% of the outstanding principal balance of the HELOCs pledged as security therefor. On a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA in an aggregate amount not to exceed 80% of the then outstanding principal balance of HELOCs pledged by the applicable entity. The Intercompany Loan documents also require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of the HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to ensure that such ceiling is not exceeded.

The funds required by the Company to acquire the Second Mortgage Loans and Manufactured Housing Loans and to make the Intercompany Loans (the Second Mortgage Loans, the Manufactured Housing Loans and the Intercompany Loans being collectively referred to as the "Additional Assets") were obtained through the sale by the Company to the Bank of shares of a floating rate cumulative preferred stock, having a par value of $25 per share and a liquidation preference of $1,000,000 per share (the "Series B Preferred Stock"). Proceeds obtained from the sale or repayment of principal balances of Additional Assets will generally be applied to acquire Additional Assets. However, the Company may issue additional shares of Series B Preferred Stock to the Bank from time to time as discussed in "Liquidity Risk Management" below.

CONSIDERATIONS RELATING TO AFFILIATE TRANSACTIONS


The Bank administers the day-to-day activities of the Company in its role as advisor ("Advisor") under an agreement (the "Advisory Agreement"). Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase USA
(i) sub-services the Company's First Mortgage Loans on behalf of the Bank in its capacity as servicer under servicing agreements for the First Mortgage Loans, and (iii) is the servicer of the Company's Second Mortgage Loans and Manufactured Housing Loans pursuant to the agreements by which the Second Mortgage Loans and Manufactured Housing Loans were participated to the Company. See Note 2 to Notes to Financial Statements herein.

The Bank and its affiliates may have interests that are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of assets from the Bank or its affiliates; servicing of those assets, particularly with respect to assets that become classified or placed in nonaccrual status or which have been, more than once during the preceding twelve months, more than 30 days past due in the payment of principal and interest; future dispositions of assets to The Chase Manhattan Corporation ("CMC") or any of its nonbank subsidiaries; the modification of the Agreement or the Servicing Agreements; and the entry into additional agreements with CMC, the Bank or their affiliates.

The Company intends that any agreements and transactions between the Company, on the one hand, and CMC, the Bank or their affiliates, on the other hand, will be fair to all parties and consistent with market terms. The requirement in the Certificate of Designation establishing the Series A Preferred Stock that certain actions of the Company be approved by a majority of the Independent Directors is also intended to ensure fair dealing between the Company and CMC, the Bank and their respective affiliates.

The Company's Board of Directors, with the approval of its Independent Directors, approved the initial acquisition of the Additional Assets and also authorized the Company to make further acquisitions of Additional Assets as described above. The Company believes that the prices it paid for the Second Mortgage Loans and Manufactured Housing Loans approximated their fair value; however, no third party appraisals for those assets have been or will be obtained. Similarly, no third party appraisals will be obtained to determine the value of the HELOCs securing the Intercompany Loans.

RESULTS OF OPERATIONS


For the quarters ended June 30, 2000 and 1999, the Company reported net interest income of approximately $133,422,000 and $18,852,000, respectively. Interest income from residential and commercial First Mortgage Loans was approximately $16,814,000 and $1,334,000, respectively, for the quarter ended June 30, 2000 and approximately $15,209,000 and $1,730,000, respectively, for the quarter ended June 30, 1999. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $50,111,000 and $24,328,000, respectively, for the quarter ended June 30, 2000. The total average yield of the Direct Loans for the quarters ended June 30, 2000 and 1999 was 8.3% and 6.9%, respectively. For the quarter ended June 30, 2000, interest income from the Intercompany Loans was $38,981,000, which resulted in an average yield of 6.4%. After deduction of approximately $3,949,000, $146,000 and $155,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively, the Company reported net income of approximately $129,221,000 for the quarter ended June 30, 2000. This compared to net income of approximately $18,048,000 for the quarter ended June 30, 1999, after deducting approximately $639,000, $63,000 and $102,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively.

Part I
Item 2. (continued)

The Company reported basic earnings per share of $28,266,000 and $6,910,000 for the quarters ended June 30, 2000 and 1999, respectively.

For the six months ended June 30, 2000 and 1999, the Company reported net interest income of approximately $151,414,000 and $36,777,000, respectively. Interest income from residential and commercial First Mortgage Loans was approximately $32,784,000 and $2,626,000, respectively, for the six months ended June 30, 2000 and approximately $30,540,000 and $3,456,000, respectively, for the six months ended June 30, 1999. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $50,111,000 and $24,328,000, respectively, for the six months ended June 30, 2000. The total average yield of the Direct Loans for the six months ended June 30, 2000 and 1999 was 8.0% and 7.0%, respectively. For the six months ended June 30, 2000, interest income from the Intercompany Loans was $38,981,000, which resulted in an average yield of 6.4%. After deduction of approximately $4,618,000, $208,000 and $211,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively, the Company reported net income of approximately $146,426,000 for the six months ended June 30, 2000. This is compared to net income of approximately $35,195,000 for the six months ended June 30, 1999, after deducting approximately $1,273,000, $126,000 and $183,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively.

The Company reported basic earnings per share of $34,334,000 and $12,920,000 for the six months ended June 30, 2000 and 1999, respectively.

The Company paid $11,138,000 in each of the quarters ended June 30, 2000 and 1999 and $22,275,000 for each of the six months ended June 30, 2000 and 1999, in dividends on the Series A Preferred Stock. As of this date, all dividend payments on Series A Preferred Stock are current. During the quarter ended June 30, 2000, the Company paid $89,817,000 in dividends on the Series B Preferred Stock. There were no shares of Series B Preferred Stock outstanding during the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999, the Company paid Common Stock dividends of approximately $6,480,000 and $14,569,000, respectively. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefore. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.

LOAN PORTFOLIO


At June 30, 2000 and December 31, 1999, the Company's loan portfolio was as follows:

($ in thousands)


                                             Loan Amounts                 Non-Accruing           Net Charge-Offs
                                                                             Loans
                                         --------------------         ------------------       -------------------
                                         2000            1999         2000          1999       2000           1999
                                         ----            ----         ----          ----       ----           ----

First Mortgage Loans

Residential                          $    971,107    $  1,014,144     $    2,203    $    0     $       0    $    87
Commercial                                 48,862          55,233              0         0             0          0
Second Mortgage Loans                   3,024,235               0          4,850         0            98          0
Manufactured Housing Loans              1,979,988               0          4,845         0         1,374          0

                        TOTAL        $  6,024,192    $  1,069,377     $   11,898    $    0     $   1,472    $    87

  Intercompany Loans                 $  2,627,193    $          0            N/A       N/A           N/A        N/A

                        TOTAL        $  8,651,385    $  1,069,377     $   11,898    $    0     $   1,472    $    87

First Mortgage Loans. At June 30, 2000, First Mortgage Loans consisted of both residential and commercial mortgage loans. At that date, residential First Mortgage Loans in the portfolio consisted of treasury and prime rate adjustable mortgages ("ARMs"); one-year and six-month ARMs; three-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to three-year and six-month ARMs; and fixed rate loans. The commercial First Mortgage Loans consisted of fixed and variable rate loans, a majority of which have balloon payments. As commercial First Mortgage Loans continue to prepay or mature, they will continue to be replaced with residential First Mortgage Loans.

For the quarters ended June 30, 2000 and 1999, the Company purchased First Mortgage Loans having an outstanding principal balance of approximately $25,344,000 and $176,307,000, respectively, from affiliates of the Bank. During the quarters ended June 30, 2000 and 1999, there were no sales of non-performing loans. In addition, for the quarters ended June 30, 2000 and 1999, the Company received approximately $81,017,000 and $167,457,000, respectively, of principal payments on its portfolio from the servicer (and sub-servicer) of the First Mortgage Loans.

For the six months ended June 30, 2000 and 1999, the Company purchased First Mortgage Loans having an outstanding principal balance of approximately $75,855,000 and $352,734,000, respectively, from affiliates of the Bank. During the six months ended June 30, 2000 and 1999, there were no sales of non-performing loans. In addition, for the six months ended June 30, 2000 and 1999, the Company received approximately $125,837,000 and $336,566,000, respectively, of principal payments on its portfolio from the servicer (and sub-servicer) of the First Mortgage Loans.

Second Mortgage Loans. At June 30, 2000, Second Mortgage Loans consisted of only residential mortgage loans. At that date, Second Mortgage Loans in the portfolio consisted of one-year Treasury ARMs, and 15-year and 30-year fixed rate loans. The initial portfolio of Second Mortgage Loans was acquired from the Bank and Chase USA through the purchase by the Company of an 100% participation interest in such Loans, including the related servicing rights.

Manufactured Housing Loans. At June 30, 2000, Manufactured Housing Loans consisted of 15-year and 30-year fixed rate loans. The initial portfolio of Manufactured Housing Loans was acquired through the purchase by the Company of a 100% participation interest in such Loans, including the related servicing rights.

Intercompany Loans. The Intercompany Loans to the Bank and Chase USA are variable rate loans bearing interest rates equal to the Federal funds (effective) rate. The Intercompany Loans are secured by the pledge of the Bank and Chase USA of all loans originated under home equity lines of credit extended by those banks. The security agreements with respect to the Intercompany Loans provide that all HELOCs, regardless of their credit quality, will be pledged to the Company, although the Company has the discretion to release its security interest in any particular HELOC or to require the Bank or Chase USA, as the case may be, to take appropriate action with respect to the borrower under the HELOC, including, without limitation, initiating foreclosure proceedings with respect to the property securing the HELOC.

Credit Policies. The Board of Directors, with the approval of the Independent Directors, has implemented certain amendments to its policies to permit the acquisition of the Manufactured Housing Loans and the Second Mortgage Loans and the extension of the Intercompany Loans.

First Mortgage Loans. The Company's current policies relating to the First Mortgage Loans have not changed. The Company intends that each First Mortgage Loan acquired from the Bank or one of its affiliates in the future will be a whole loan, will represent a first lien position and will be originated by the Bank or such affiliate in the ordinary course of its real estate lending activities based on the underwriting standards generally applied at the time of origination for its own account by the Bank or the affiliate of the Bank that originated the First Mortgage Loan. Currently, the Company does not intend to acquire any additional commercial First Mortgage Loans. In addition, the Company's current policy prohibits the acquisition of any First Mortgage Loan or any interest in a First Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), that (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status, or (c) renegotiated due to financial deterioration of the borrower; or
(iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest.

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

Second Mortgage Loans and Manufactured Housing Loans. The Company intends that each Second Mortgage Loan and each Manufactured Housing Loan acquired from the Bank or Chase USA or their affiliates will be originated by the Bank, Chase USA or their respective affiliate, as the case may be, in the ordinary course of its real estate lending activities based on the underwriting standards generally applied at the time of origination for its own account by the Bank or Chase USA or the affiliate that originated the Second Mortgage Loan or Manufactured Housing Loan. The Company currently intends to continue to acquire, on a monthly basis (i) all additional Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and (ii) all Second Mortgage Loans and Manufactured Housing Loans originated by Chase USA other than those that would be considered "low quality" assets under applicable regulatory standards. No Second Mortgage Loan or Manufactured Housing Loans will be acquired by the Company prior to the six month following its origination. Currently, the Company does not intend to require CMMC, as servicer of the Second Mortgage Loans and Manufactured Housing Loans, to dispose of such Loans by reason of any such Second Mortgage Loan or Manufacturing Housing Loan becoming classified and being placed on nonaccrual status. Accordingly, the Company anticipates that there may be nonaccruing Second Mortgage Loans and Manufactured Housing Loans in the Company's portfolio from time to time.

Servicing Arrangements. The First Mortgage Loans have been, and will continue to be, sold to the Company on a servicing-retained basis. Accordingly, the servicing rights associated with the First Mortgage Loans continue to be owned by the Bank or the affiliate of the Bank that sold the First Mortgage Loans to the Company. The Bank as servicer, receives an annual servicing fee from the Company for each First Mortgage Loan it services which (i) is equal to 0.25% of the outstanding principal balance for residential First Mortgage Loans and (ii) ranges from 0.08% - 0.30% of the outstanding principal balances for commercial First Mortgage Loans, depending upon the outstanding principal amount.

The Manufactured Housing Loans and the Second Mortgage Loans have been, and will continue to be, acquired on a servicing-released basis. Accordingly, the Company owns the servicing rights associated with the Second Mortgage Loans and Manufactured Housing Loans. The Company has engaged CMMC to service these assets on the Company's behalf. The servicing arrangements between the Company and CMMC provide that the Company retains the power to direct CMMC to foreclose on any Manufactured Housing Loan or Second Mortgage Loan. CMMC as servicer, receives an annual servicing fee from the Company for each Manufactured Housing Loan and Second Mortgage Loan it services.

Each of the servicing agreements for the First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans requires servicing in accordance with (i) normal industry practices, (ii) with any servicing guidelines promulgated by the Company, and (iii) in the case of the residential First Mortgage Loans and Second Mortgage Loans, with FNMA and FHLMC guidelines and procedures,

The HELOCs securing the Intercompany Loans continue to be owned by the Bank or Chase USA, as the case may be, and will continue to be serviced in accordance with their current servicing arrangements. However, as noted above, the security agreements with respect to the Intercompany Loans give the Company the power to direct the servicer of the HELOCs to foreclose on HELOCs under certain circumstances specified in the security agreements.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses is intended to cover probable credit losses as of June 30, 2000 for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance for loan losses is based upon management estimates, which are inherently uncertain. Factors affecting the uncertainty of specific loss and expected loss estimates include the volatility of default possibilities, rating migrations and loss severity. These uncertainties also could relate to current macroeconomic conditions, changes in underwriting standards, unexpected correlations within the portfolio or other factors.

The allowance for loan losses is reviewed in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted. At June 30, 2000, management of the Company deemed its allowance for loan losses to be adequate.

Part I
Item 2. (continued)

The accompanying table reflects the activity in the Company's allowance for loan losses for the periods indicated:

                                            June 30, 2000     June 30, 1999
Allowance for Loan Losses
(in thousands)
--------------------------------------------------------------------------------

Total allowance at beginning of period      $      4,962       $     4,120
Acquired allowance                                94,365               595
Provision for loan losses                          1,471                 0
Charge-offs                                       (1,472)                0
Recoveries                                             1                 0
                                            ------------       -----------
   Total allowance at end of period         $     99,327       $     4,715
                                            ============       ===========

Allowance for Loan Losses to:

   Total Direct Loans at period end                 1.65%              .45%
--------------------------------------------------------------------------------


INTEREST RATE RISK

The Company's income consists primarily of interest payments on the Direct Loans and the Intercompany Loans. Currently, the Company does not use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, the Company may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on adjustable rate mortgages are based and from prepayments of Direct Loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding Direct Loans. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on shares of the Series A Preferred Stock.

The following table sets forth certain information concerning the current interest rates borne by the Loans constituting the Company's portfolio.

($ in thousands)


                              Principal Balances of                    Principal Balances of
                               Variable Rate Loans                       Fixed Rate Loans
                           --------------------------               --------------------------
                              2000                1999                 2000                  1999
                        ---------------    -----------------    ------------------    -----------------
                        $        %         $          %         $          %          $          %
                            of portfolio        of portfolio          of portfolio         of portfolio

                      ------------------  ------------------   -------------------    -----------------
Direct Loans          973,410   16.16     1,016,006    95.01   5,050,782   83.84      53,371     4.99
--------------------------------------------------------------------------------------------------------
Intercompany Loans  2,627,193    ---         ---        ---      ---        ---         ---      ---
--------------------------------------------------------------------------------------------------------

                                   Estimated           Estimated
                                   Weighted             Weighted
                                    Average             Average
                                 Interest-Rate          Duration
                                ----------------   ------------------
                                 2000     1999       2000      1999
                                -------  -------   --------   -------
                                   %        %        Years     Years
                                -------  -------   --------   -------
Direct Loans                      8.94    7.23       2.3        2.3
-------------------             -------  -------   --------   -------
Intercompany Loans                6.40     ---             N/A
-------------------             ----------------   ------------------

CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry or geographic region. The following table shows the Company's Direct Loan portfolio by geographic area as of June 30, 2000 and December 31, 1999:


  ($ in thousands)
  Geographic Area                            June 30, 2000                December 31, 1999
  ---------------                            -------------                -----------------

  California                             $ 1,174,157      19.5%       $   388,166       36.3%
  New York                                   496,036       8.2%            78,544        7.3%
  Texas                                      347,636       5.8%            52,747        4.9%
  Florida                                    315,448       5.2%            50,924        4.8%
  Other (no state has more than 5%)        3,690,915      61.3%           498,996       46.7%
  Total                                  $ 6,024,192     100.0%       $ 1,069,377      100.0%


At June 30, 2000, approximately 19.5% of the Company's Direct Loan portfolio consisted of loans collateralized by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquake, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying Direct Loans.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

During 2000, the Company's principal liquidity needs have been to maintain its current portfolio size of First Mortgage Loans, to acquire the Additional Loans, and to pay dividends on its outstanding securities, including on the Series A Preferred Stock. The initial acquisition of First Mortgage Loans was funded by the proceeds of the sale of the Series A Preferred Stock. Additional First Mortgage Loans are intended to be funded with the proceeds obtained from the sale or repayment by individual borrowers of the principal balances of First Mortgage Loans that are currently held in the portfolio.

The acquisition of the Additional Assets was funded through the issuance to the Bank of the Series B Preferred Stock. Following the initial acquisition of the Additional Assets, proceeds obtained from the sale or repayment of principal balances of the Additional Assets will be used to purchase more Additional Assets or First Mortgage Loans. The Company may also increase the size of its portfolio of Additional Assets from time to time. Any such increases may be funded either through intercompany advances made by the Bank to the Company or through the sale to the Bank of additional shares of Series B Preferred Stock. In addition, the Bank may advance funds to the Company on a temporary basis from time to time pending completion of a planned sale of Series B Preferred Stock.

The Company does not anticipate having any material capital expenditures.

OPERATIONAL RISK MANAGEMENT

As noted above, the Company is a subsidiary of the Bank, which is itself a wholly-owned subsidiary of CMC. The Company has no employees. In accordance with agreements between the Company and the Bank, the Bank manages all of the Company's operations, including servicing of all of the Company's Loans. Accordingly, the Company may be subject to certain operating risks impacting the operations of CMC and the Bank. Such operating risks include the risk of fraud by employees of the Bank or its affiliates or by outsiders, unauthorized transactions by such employees and errors relating to computer and telecommunications systems. Although CMC and the Bank maintain a system of controls designed to provide management with timely and accurate operational information and to keep operating risks at appropriate levels, there can be no assurance that the Company will not suffer loss from operating risk in the future.

OTHER MATTERS

As of June 30, 2000 the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, are 89.8% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 88.8% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules. o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock, the Series A Preferred Stock and the Series B Preferred Stock and anticipates meeting the 2000 annual distribution and administrative requirements.

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding interest rate risk, see the Interest Rate Risk section on page 17.


                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                           Three Months Ended June 30,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                 2000                                   1999
                                                  Balance      Interest   Rate          Balance       Interest       Rate
                                                  -------      --------   ----          -------       --------       ----
                                                                                      (Annualized)                (Annualized)
ASSETS:

Residential first mortgage loans               $    997,721    $ 16,814    6.7%      $      911,805   $   15,209       6.7%
Commercial first mortgage loans                      53,410       1,334   10.0%              71,690        1,730       9.7%
Second mortgage loans                             2,353,202      50,111    8.5%                   0            0         0%
Manufactured housing loans                        1,059,532      24,328    9.2%                   0            0         0%
Intercompany loans                                2,453,971      38,981    6.4%                   0            0         0%
Cash                                                242,925       3,325    5.5%              84,344        1,913       9.1%
                                               ------------    --------    ----      --------------   ----------       ----

   TOTAL INTEREST-EARNING ASSETS                  7,160,761     134,893    7.5%           1,067,839       18,852       7.1%
                                               ------------    --------    ----      --------------   ----------       ----

Cash - noninterest-earning                           12,353                                       0
Allowance for credit losses                          (8,960)                                 (4,442)
Due from affiliates                                       0                                  54,959
Accrued interest receivable due from
 affiliates                                           4,431                                       0
Accrued interest receivable due from
 third parties                                       16,668                                   7,289
Accounts receivable due from third parties                4                                       0
                                               ------------                          --------------

   TOTAL ASSETS                                $  7,185,257                          $    1,125,645
                                               ============                          ==============

LIABILITIES:

Accounts payable and accrued liabilities       $      6,272                          $        4,146
Due to affiliates                                   147,667                                       0
                                               ------------                          --------------

   TOTAL LIABILITIES                                153,939                                   4,146
                                               ------------                          --------------


STOCKHOLDERS' EQUITY:

Preferred  Stock,  par  value  $25  per
  share;  50,000,000  shares  authorized,
  22,000,000 shares Series A issued and
  outstanding; stated value $25 per share           550,000                                 550,000
  7,600 shares Series B issued and oustanding;
  stated value $1,000,000 per share               5,898,901                                       0
Common Stock, par value $171,750,000 per share;
   one share authorized, issued and outstanding     171,750                                 171,750
Capital surplus                                     382,005                                 381,637
Retained earnings                                    28,662                                  18,112
                                               ------------                          --------------

   TOTAL STOCKHOLDERS' EQUITY                     7,031,318                               1,121,499
                                               ------------                          --------------

   TOTAL LIABILITIES AND STOCKHOLDERS'         $  7,185,257                          $    1,125,645
                                               ============                          ==============
   EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                            Six Months Ended June 30,
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                 2000                                     1999
                                                  Balance      Interest     Rate         Balance        Interest       Rate
                                                  -------      --------     ----         -------        --------       ----
                                                                                       (Annualized)                (Annualized)
ASSETS:

Residential first mortgage loans               $   1,003,653   $   32,784    6.5%     $     897,375     $   30,540     6.8%
Commercial first mortgage loans                       54,046        2,626    9.7%            74,066          3,456     9.3%
Second mortgage loans                              1,176,600       50,111    8.5%                 0              0       0%
Manufactured housing loans                           529,766       24,328    9.2%                 0              0       0%
Intercompany loans                                 1,226,986       38,981    6.4%                 0              0       0%
Cash                                                 148,182        4,055    5.5%            95,944          2,781     5.8%
                                               -------------   ----------    ----     -------------     ----------     ----

   TOTAL INTEREST-EARNING ASSETS                   4,139,233      152,885    7.4%         1,067,385         36,777     6.9%
                                               -------------   ----------    ----     -------------     ----------     ----

Cash - noninterest-earning                             8,952                                     0
Allowance for credit losses                          (6,968)                               (4,286)
Due from affiliates                                        0                                56,573
Accrued interest receivable due from
  affiliates                                           2,216                                     0
Accrued interest receivable due from third
  parties                                             11,575                                 7,201
Accounts receivable due from third parties                 2                                     0
                                               -------------                          ------------

   TOTAL ASSETS                                $   4,155,010                          $  1,126,873
                                               =============                          ============

LIABILITIES:

Accounts payable and accrued liabilities       $       4,443                          $      4,176
Due to affiliates                                     73,833                                     2
                                               -------------                          ------------

   TOTAL LIABILITIES                                  78,276                                 4,178
                                               -------------                          ------------


STOCKHOLDERS' EQUITY:
Preferred Stock, par value $25 per share;
  50,000,000 shares authorized, 22,000,000
  shares Series A issued and outstanding;
  stated value $25 per share                         550,000                               550,000
  7,600 shares Series B issued and
  outstanding; stated value $1,000,000
  per share                                        2,949,451                                     0
Common Stock, par value $171,750,000 per
  share; one share authorized, issued
  and outstanding                                    171,750                               171,750
Capital surplus                                      382,005                               381,637
Retained earnings                                     23,528                                19,308
                                               -------------                          ------------

   TOTAL STOCKHOLDERS' EQUITY                      4,076,734                             1,122,695
                                               -------------                          ------------

   TOTAL LIABILITIES AND STOCKHOLDERS'         $   4,155,010                          $  1,126,873
                                               =============                          ============
   EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in thousands, except per share data)
                                   (Unaudited)


                                              2000                                   1999
                                              -----                                  ----
                                     Second            First     Fourth        Third        Second        First
                                     Quarter         Quarter     Quarter      Quarter       Quarter      Quarter
INTEREST INCOME:

Residential first mortgage loans     $   16,814     $  15,970    $  16,829    $  15,823   $   15,209    $   15,331
Commercial first mortgage loans           1,334         1,292        1,528        1,300        1,730         1,726

Second mortgage loans                    50,111             0            0            0            0             0
Manufactured housing loans               24,328             0            0            0            0             0
Intercompany loans                       38,981             0            0            0            0             0
Interest on overnight investments         3,325           730          101          968        1,913           868
                                     ----------     ---------    ---------    ---------   ----------    ----------

      Interest income                   134,893        17,992       18,458       18,091       18,852        17,925
Provision for credit losses               1,471             0            0            0            0             0
                                     ----------     ---------    ---------    ---------   ----------    ----------

      Net interest income               133,422        17,992       18,458       18,091       18,852        17,925
                                     ----------     ---------    ---------    ---------   ----------    ----------

Other revenue                                49             0            0            0            0             0

NONINTEREST EXPENSE:

Servicing fees                            3,949           668          674          657          639            634

Advisory fees                               146            63           62           62           63            63
Foreclosure and other expenses              155            56          104           58          102            81
                                     ----------     ---------    ---------    ---------   ----------    ----------
   Total noninterest expense              4,250           787          840          777          804           778
                                     ----------     ---------    ---------    ---------   ----------    ----------

NET INCOME                           $  129,221     $  17,205    $  17,618    $  17,314   $   18,048    $   17,147
                                     ==========     =========    =========    =========   ==========    ==========
NET INCOME APPLICABLE TO

   COMMON SHARE                      $   28,266     $   6,068    $   6,480    $   6,177   $    6,910    $    6,010
                                     ==========     =========    =========    =========   ==========    ==========

BASIC AND FULLY DILUTED
   NET INCOME PER COMMON

       SHARE                         $   28,266     $   6,068    $   6,480    $   6,177   $    6,910    $    6,010
                                     ==========     =========    =========    =========   ==========    ==========

Part II - OTHER INFORMATION

Item 4. Exhibits and Current Reports on Form 8-K
----------------------------------------

 (A)  Exhibits:

      11 - Computation of net income per share.
      12 - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.
      27 - Financial Data Schedule.

 (B)  Reports on Form 8-K:

      April 4, 2000: to report acquisition of additional assets by the Company.

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


                                        CHASE PREFERRED CAPITAL CORPORATION
                                        -----------------------------------
                                                   (Registrant)



Date:  August 14, 2000                  By /s/ Louis M. Morrell
                                        ------------------------------------
                                               Louis M. Morrell
                                               Treasurer