Form 10-Q
period 2000-09-30
CHASE PREFERRED CAPITAL CORP
filed 2000-11-14
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: September 30, 2000      Commission file number: 1-12151
                       ------------------                              -------


                       CHASE PREFERRED CAPITAL CORPORATION
                  --------- -----------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            13-3899576
-------------------------------------                          --------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                             entification No.)


  270 Park Avenue, New York, New York                               10017
---------------------------------------                          ------------
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

                                                            Yes |X|    No |_|


      Common Stock, $171,500,000 Par Value                              1
      -------------------------------------------------------------------

Number of shares outstanding of each of the issuer's classes of common stock on
                              September 30, 2000.

================================================================================
                                 FORM 10-Q INDEX

Part I                                                                     Page
------

Item 1.   Financial Statements - Chase Preferred Capital Corporation:

          Balance Sheet at September 30, 2000 and December 31, 1999          3

          Statement of Income for the Three Months Ended
          September 30, 2000 and 1999                                        4

          Statement of Income for the Nine Months Ended
          September 30, 2000 and 1999                                        5

          Statement of Changes in Stockholders' Equity for the Nine
          Months Ended September 30, 2000 and 1999                           6

          Statement of Cash Flows for the Nine Months Ended
          September 30, 2000 and 1999                                        7


          Notes to Financial Statements                                      8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        21


Part II
-------

Item 4.   Exhibits and Current Reports on Form 8-K                         24

Part I
Item 1.


                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                        (in thousands, except share data)

                                         September 30, 2000   December 31, 1999
                                            (Unaudited)


ASSETS:


Residential first mortgage loans              $   962,642        $ 1,014,144
Commercial first mortgage loans                    39,038             55,233
Second mortgage loans                           3,123,316                  0
Manufactured housing loans                      2,161,800                  0
Intercompany loans                              2,627,193                  0
                                              -----------        -----------
                                                8,913,989          1,069,377
   Less: allowance for loan losses               (107,953)            (4,962)
                                              -----------        -----------
                                                8,806,036          1,064,415

Cash and cash equivalents                          38,025             47,703
Accrued interest receivable due from
 affiliates                                        14,506                225
Accrued interest receivable due from
 third parties                                     31,290              6,957
Accounts receivable due from affiliates            13,509                  0
Accounts receivable due from third
 parties                                                9                  0
Assets acquired as loan satisfaction                4,061                  0
                                              -----------        -----------

   TOTAL ASSETS                               $ 8,907,436        $ 1,119,300
                                              ===========        ===========
   LIABILITIES:

Due to affiliates                                  15,218                  0
Intercompany borrowings                           135,000                  0
Accounts payable and accrued liabilities               60                126
                                              -----------        -----------
   TOTAL LIABILITIES                              150,278                126
                                              -----------        -----------

   STOCKHOLDERS' EQUITY:

Preferred Stock, par value $25 per share;
  50,000,000 shares authorized, 22,000,000
  shares Series A issued and outstanding;
  stated value $25 per share                      550,000            550,000
  7,600 shares Series B issued and
  outstanding; stated value $1,000,000
  per share                                     7,600,000                  0
Common stock, par value $171,750,000
  per share; one share authorized and
  outstanding                                     171,750            171,750
Capital surplus                                   382,502            382,005
Retained earnings*                                 52,906             15,419
                                              -----------        -----------

   TOTAL STOCKHOLDERS' EQUITY                   8,757,158          1,119,174
                                              -----------        -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                   $ 8,907,436        $ 1,119,300
                                              ===========        ===========

*No retained earnings related to property sales


   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                        Three Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)

                                                             2000         1999
INTEREST INCOME:

Residential first mortgage loans                          $ 16,817      $ 15,823
Commercial first mortgage loans                              1,006         1,300
Second mortgage loans                                       65,852             0
Manufactured housing loans                                  48,245             0
Intercompany loans                                          43,771             0
Interest on overnight investments                              942           968
                                                          --------      --------
  Total interest income                                    176,633        18,091

Interest expense on intercompany borrowings                     55             0
                                                          --------      --------
   Net interest income                                     176,578        18,091

Provision for credit losses                                      0             0
                                                          --------      --------

   Net interest income after provision for
    credit losses                                          176,578        18,091
                                                          --------      --------

Other revenue                                                   66             0

NONINTEREST EXPENSE:

Servicing fees                                               8,670           657
Advisory fees                                                  146            62
Foreclosure and other expenses                                 456            58
                                                          --------      --------

   Total noninterest expense                                 9,272           777
                                                          --------      --------

NET INCOME                                                $167,372      $ 17,314
                                                          ========      ========

NET INCOME APPLICABLE TO COMMON SHARE                     $ 32,258      $  6,177
                                                          ========      ========

BASIC AND FULLY DILUTED
   NET INCOME PER COMMON SHARE                            $ 32,258      $  6,177
                                                          ========      ========


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                         Nine Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)

                                                            2000          1999
INTEREST INCOME:

Residential first mortgage loans                          $ 49,601      $ 46,363
Commercial first mortgage loans                              3,632         4,756
Second mortgage loans                                      115,963             0
Manufactured housing loans                                  72,573             0
Intercompany loans                                          82,752             0
Interest on overnight investments                            4,997         3,749
                                                          --------      --------
  Total interest income                                    329,518        54,868

Interest expense on intercompany borrowings                     55             0
                                                          --------      --------
  Net interest income                                      329,463        54,868

Provision for credit losses                                  1,471             0
                                                          --------      --------

  Net interest income after provision for
  credit losses                                            327,992        54,868
                                                          --------      --------

Other revenue                                                  115             0


NONINTEREST EXPENSE:

Servicing fees                                              13,288         1,930
Advisory fees                                                  354           188
Foreclosure and other expenses                                 667           241
                                                          --------      --------

  Total noninterest expense                                 14,309         2,359
                                                          --------      --------

NET INCOME                                                $313,798      $ 52,509
                                                          ========      ========

NET INCOME APPLICABLE TO COMMON SHARE                     $ 66,592      $ 19,097
                                                          ========      ========

BASIC AND FULLY DILUTED

  NET INCOME PER COMMON SHARE                             $ 66,592      $ 19,097
                                                          ========      ========


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Nine Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)

                                                        2000            1999

SERIES A PREFERRED STOCK:

Balance at beginning of period                     $   550,000      $   550,000
                                                   -----------      -----------
Balance at end of period                               550,000          550,000
                                                   ===========      ===========


SERIES B PREFERRED STOCK:

Balance at beginning of period                     $         0      $         0
4,800 shares issued April 7, 2000 at
 $1,000,000 stated value per share                   4,800,000                0
2,800 shares issued May 16, 2000 at
 $1,000,000 stated value per share                   2,800,000                0
                                                   -----------      -----------
Balance at end of period                             7,600,000                0
                                                   ===========      ===========


COMMON STOCK:

Balance at beginning of period                         171,750          171,750
                                                   -----------      -----------
Balance at end of period                               171,750          171,750
                                                   ===========      ===========


CAPITAL SURPLUS:

Balance at beginning of period                         382,005          381,637
Capital distribution from affiliate                        497                0
Other                                                        0              368
                                                   -----------      -----------
Balance at end of period                               382,502          382,005
                                                   ===========      ===========


RETAINED EARNINGS:

Balance at beginning of period                          15,419           17,487
Net income                                             313,798           52,509
Capital distribution to affiliate                      (22,625)               0
Common dividends                                        (6,480)         (21,469)
Series A Preferred dividends                           (33,412)         (33,412)
Series B Preferred dividends                          (213,794)               0
                                                   -----------      -----------
Balance at end of period                                52,906           15,115
                                                   ===========      ===========


TOTAL STOCKHOLDERS' EQUITY                         $ 8,757,158      $ 1,118,870
                                                   ===========      ===========


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                         Nine Months Ended September 30,
                                 (in thousands)
                                   (Unaudited)

                                                          2000           1999

OPERATING ACTIVITIES:

Net income                                           $   313,798    $    52,509

Adjustments to reconcile net income to net cash provided by operating activities:

 Amortization of deferred costs                           10,262          3,175
 Provision for loan losses                                 1,471              0

 Net change in:
 Accrued interest receivable due from affiliates         (14,281)        48,289
 Accrued interest receivable due from third parties           12          3,068
 Accounts receivable due from affiliates                 (13,509)             0
 Accounts receivable due from third parties                   (9)             0
 Accounts payable and accrued liabilities                    (66)           (17)
 Due to affiliates                                        15,218              0
                                                     -----------    -----------

Net cash provided by operating activities                312,896        107,024
                                                     -----------    -----------

INVESTING ACTIVITIES:

 Intercompany loans issued                            (2,627,193)             0
 Purchase of residential first mortgage loans           (125,840)      (478,755)
 Purchase of second mortgage loans                    (3,438,062)             0
 Purchase of manufactured housing loans               (2,145,683)             0
 Principal payments received                             579,363        410,903
 Purchase of accrued interest receivable                 (24,345)        (1,701)
                                                     -----------    -----------

Net cash (used) by investing activities               (7,781,760)       (69,553)
                                                     -----------    -----------


FINANCING ACTIVITIES:

 Net capital distribution to affiliate                   (22,128)             0
 Intercompany borrowings                                 135,000              0
 Issuance of Series B Preferred Stock                  7,600,000              0
 Dividends paid                                         (253,686)       (54,881)
                                                     -----------    -----------

Net cash provided (used) by financing
 activities                                            7,459,186        (54,881)
                                                     -----------    -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                 (9,678)       (17,410)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                   47,703         25,215
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    38,025    $     7,805
                                                     ===========    ===========


Supplemental disclosure of non-cash investing
 activities
Net change in assets acquired as loan satisfaction   $     4,061    $         0


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and prevailing industry practices for interim reporting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all necessary adjustments (consisting of a normal recurring nature) have been made for a fair presentation of this interim financial information. These notes to our interim financial statements highlight significant changes to the financial statements included in our 1999 Form 10-K. As a result, these notes to our interim financial statements should be read together with the financial statements and notes thereto included in our 1999 Form 10-K.

Loans secured by first mortgages on residential and commercial properties ("First Mortgage Loans"), loans secured by second mortgages on single family (one-to-four unit) residential real estate properties ("Second Mortgage Loans") and loans secured by first priority security interests in manufactured housing units ("Manufactured Housing Loans") are carried at the principal amount outstanding, net of any premium or discount associated with these loans. Loans held for sale are carried at the lower of aggregate cost or fair value. Interest income, including amortization of premiums and accretion of discounts on loans held for investment, is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Loans acquired from the Chase Manhattan Bank USA, National Association ("Chase USA"), the Bank or their affiliates, are recorded at the respective seller's historical cost basis in the accompanying balance sheet. Any difference between the amount paid by the Company and the historical cost basis of the respective sellers would be treated as an adjustment to equity.

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

At March 31, 2000, the Company's loan portfolio consisted solely of First Mortgage Loans that it had acquired from the Bank or its affiliates.

In April 2000, the Company acquired approximately $2.1 billion of Second Mortgage Loans (and related servicing rights) that had been originated or acquired by the Bank or Chase USA or their affiliates. In May 2000, the Company acquired approximately $2.8 billion of Manufactured Housing Loans (and related servicing rights) that had been originated or acquired by the Bank or Chase USA or their affiliates. The Second Mortgage Loans and the Manufactured Housing Loans were acquired through sales by the Bank and Chase USA of 100% participation interests of such loans to the Company. The participation interests were purchased at prices equal to the estimated fair values of the loans. On a monthly basis following the initial acquisitions of the Second Mortgage Loans and Manufactured Housing Loans, the Company has purchased 100% participation interests in substantially all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and Chase USA meeting certain specified credit criteria. (The First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans are collectively referred to as the "Direct Loans".)

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

The funds required by the Company to make the initial acquisitions of the Second Mortgage Loans and Manufactured Housing Loans and to make the Intercompany Loans (collectively, the "Additional Assets") were obtained through the issuance and sale to the Bank of shares of Series B Preferred Stock. The Bank, as holder of the Series B Preferred Stock, is entitled to receive cumulative dividends, when, as and if declared by the Board of Directors, at a variable dividend rate equal to the Federal funds (effective) rate. The Series B Preferred Stock ranks junior to the Series A Preferred Stock with respect to the payment of dividends and ranks on a parity with the Series A Preferred Stock upon liquidation, dissolution or winding up of the Company. The Series B Preferred Stock is redeemable at the option of the Company on or after September 18, 2001 or at any time upon the occurrence of certain events relating to the tax treatment of the Company or the Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock or other securities. Except as required by Delaware law, the holder of the Series B Preferred Stock does not have any voting rights, other than the right to approve the issuance of senior preferred stock or certain amendments to the Company's certificate of incorporation that would adversely affect the Series B Preferred Stock. In approving the acquisition of the Additional Assets, the Independent Directors (as defined in the Certificate of Designation), upon receipt of an opinion of counsel, waived all Ownership Limits (as defined in the Company's Certificate of Incorporation) with respect to the Series B Preferred Stock.

The Company has also entered into an intercompany line of credit with the Bank. The Company may make prepayments towards the principal of the loan at any time without penalty. The Company may use proceeds from any such borrowings to purchase Additional Assets or other corporate purposes. At September 30, 2000, the Company had borrowed approximately $135,000,000 under the line of credit.

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

The Company is also party to servicing agreements with the Bank, as servicer, for the servicing of the commercial and residential First Mortgage Loans. The Bank has entered into sub-servicing agreements with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase USA and an indirect wholly-owned subsidiary of The Chase Manhattan Corporation ("CMC"), with respect to the servicing of the First Mortgage Loans. CMMC is also the servicer of the Second Mortgage Loans and Manufactured Housing Loans acquired by the Company. Pursuant to each servicing agreement, the Bank and CMMC, as the case may be, perform the servicing of the Direct Loans owned by the Company in accordance with (i) normal industry practices, (ii) servicing guidelines promulgated by the Company, and (iii) in the case of residential First Mortgage Loans and Second Mortgage Loans, FNMA and FHLMC guidelines and procedures.

Aggregate advisory fees and servicing fees for the quarters ended September 30, 2000 and 1999 totaled approximately $8,816,000 and $719,000, respectively. For the nine months ended September 30, 2000 and 1999, aggregate advisory and servicing fees totaled approximately $13,642,000 and $2,118,000, respectively. Cash balances included $27,320,000 at September 30, 2000 and $29,144,000 at December 31, 1999, respectively, of loan payments received by CMMC in its capacity as sub-servicer of First Mortgage Loans, which are maintained in a custodial account on behalf of the Company. Pursuant to the terms of the servicing agreement and subservicing agreements relating to the First Mortgage Loans, the Company receives loan payments collected by the servicer (and sub-servicer) in the month immediately following their collection. Pursuant to the terms of the servicing agreement relating to the Second Mortgage Loans and Manufactured Housing Loans, the Company receives loan payments collected by CMMC on the next business day immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended September 30, 2000 and 1999 amounted to approximately $942,000 and $968,000 respectively. Interest income on these deposits for the nine months ended September 30, 2000 and 1999 amounted to approximately $4,997,000 and $3,749,000, respectively.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For a further discussion on the methodology for determining the fair value of the First Mortgage Loans, reference is made to Note 8 included in the Company's 1999 Annual Report. The fair values for the Manufactured Housing and fixed rate Second Mortgage Loans were estimated based on discounted cash flows. The fair values for the adjustable rate Second Mortgage Loans are considered to approximate carrying value due to the variable note rate. The fair value of the Intercompany Loans is considered to approximate carrying value due to the variable note rate.

The carrying value and fair value of the Direct Loans held by the Company at September 30, 2000 and December 31, 1999 are as follows (in thousands):


                                  September 30, 2000              December 31, 1999

                               Carrying       Estimated        Carrying        Estimated
                                 Value        Fair Value        Value         Fair Value

First mortgage loans,
 net of allowance            $   996,370      $   997,998      $ 1,064,415    $ 1,070,843
 for loan losses

Second Mortgage Loans,
 net of allowance for
 loan losses                 $ 3,104,099      $ 3,101,690                0              0

Manufactured Housing Loans,
 net of allowance for
 loan losses                 $ 2,078,374      $ 2,169,044                0              0

Intercompany Loans           $ 2,627,193      $ 2,627,193                0              0


Assets and Liabilities in which Fair Value Approximates Carrying Value:

The fair values of certain financial assets and liabilities carried at cost, including accrued interest receivable due from affiliates, accrued interest receivable due from third parties, accounts receivable due from affiliates, accounts receivable due from third parties, due to affiliates, intercompany borrowings, and accounts payable and accrued liabilities, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

Part I
Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CHASE PREFERRED CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
              (in thousands, except per share, unit and ratio data)
                                   (Unaudited)


                                                             2000                            1999
                                              ---------------------------------------      -------           Nine Months Ended
                                               Third          Second          First         Third              September 30,
                                                                                                             -----------------
                                              Quarter         Quarter        Quarter        Quarter          2000            1999
                                              --------        --------       -------        -------        ----------------------
INCOME STATEMENT:

Interest Income                              $   176,633    $   134,893    $    17,992    $    18,091    $   329,518    $    54,868

Net Interest Income                              176,578        133,422         17,992         18,091        327,992         54,868

Net Income                                       167,372        129,221         17,205         17,314        313,798         52,509

Net Income Applicable to Common Share             32,258         28,266          6,068          6,177         66,592         19,097

Income Per Common Share                      $    32,258    $    28,266    $     6,068    $     6,177    $    66,592    $    19,097

BALANCE SHEET:
Mortgage Loans                               $ 6,286,796    $ 6,024,192    $ 1,073,403    $ 1,086,853    $ 6,286,796    $ 1,086,853

Intercompany Loans                             2,627,193      2,627,193              0              0      2,627,193              0

Total Assets                                   8,907,436      8,750,345      1,118,846      1,118,917      8,907,436      1,118,917

Series A Preferred Stock Outstanding             550,000        550,000        550,000        550,000        550,000        550,000

Series B Preferred Stock Outstanding           7,600,000      7,600,000              0              0      7,600,000              0

Total Stockholders' Equity                   $ 8,757,158    $ 8,739,325    $ 1,118,762    $ 1,118,870    $ 8,757,158    $ 1,118,870


OTHER DATA:

Dividends paid on Series A
  Preferred Stock                            $    11,137    $    11,138    $    11,137    $    11,137    $    33,412    $    33,412

Dividends paid on Series B
  Preferred Stock                            $   123,977    $    89,817    $         0    $         0    $   213,794    $         0

Dividends paid on common shares              $         0    $         0    $     6,480    $     6,900    $     6,480    $    21,469

Number of Series A preferred

  shares outstanding                          22,000,000     22,000,000     22,000,000     22,000,000     22,000,000     22,000,000

Number of Series B preferred

  shares outstanding                               7,600          7,600              0              0          7,600              0

Number of Common Shares Outstanding                    1              1              1              1              1              1

Average Yield on Mortgage Loans                      8.5%           8.3%           6.5%           6.7%           8.3%           6.9%

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

RESULTS OF OPERATIONS

For the quarters ended September 30, 2000 and 1999, the Company reported net interest income of approximately $176,578,000 and $18,091,000, respectively. Interest income from residential and commercial First Mortgage Loans was approximately $16,817,000 and $1,006,000, respectively, for the quarter ended September 30, 2000 and approximately $15,823,000 and $1,300,000, respectively, for the quarter ended September 30, 1999. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $65,852,000 and $48,245,000, respectively, for the quarter ended September 30, 2000. The total average yield of the Direct Loans for the quarters ended September 30, 2000 and 1999 was 8.5% and 6.7%, respectively. For the quarter ended September 30, 2000, interest income from the Intercompany Loans was $43,771,000, which resulted in an average yield of 6.7%. After deduction of approximately $8,670,000, $146,000 and $456,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively, the Company reported net income of approximately $167,372,000 for the quarter ended September 30, 2000. This compared to net income of approximately $17,314,000 for the quarter ended September 30, 1999, after deducting approximately $657,000, $62,000 and $58,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively.

Part I
Item 2. (continued)

The Company reported basic earnings per share of $32,258,000 and $6,177,000 for the quarters ended September 30, 2000 and 1999, respectively.

For the nine months ended September 30, 2000 and 1999, the Company reported net interest income of approximately $327,992,000 and $54,868,000, respectively. Interest income from residential and commercial First Mortgage Loans was approximately $49,601,000 and $3,632,000, respectively, for the nine months ended September 30, 2000 and approximately $46,363,000 and $4,756,000, respectively, for the nine months ended September 30, 1999. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $115,963,000 and $72,573,000, respectively, for the nine months ended September 30, 2000. The total average yield of the Direct Loans for the nine months ended September 30, 2000 and 1999 was 8.3% and 6.9%, respectively. For the nine months ended September 30, 2000, interest income from the Intercompany Loans was $82,752,000, which resulted in an average yield of 6.5%. After deduction of approximately $13,288,000, $354,000 and $667,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively, the Company reported net income of approximately $313,798,000 for the nine months ended September 30, 2000. This is compared to net income of approximately $52,509,000 for the nine months ended September 30, 1999, after deducting approximately $1,930,000, $188,000 and $241,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively.

The Company reported basic earnings per share of $66,592,000 and $19,097,000 for the nine months ended September 30, 2000 and 1999, respectively.

The Company paid $11,137,000 in each of the quarters ended September 30, 2000 and 1999 and $33,412,000 for each of the nine months ended September 30, 2000 and 1999, in dividends on the Series A Preferred Stock. As of this date, all dividend payments on Series A Preferred Stock are current. During the quarter ended September 30, 2000, the Company paid $123,977,000 in dividends on the Series B Preferred Stock. The Company paid $213,794,000 in dividends on the Series B Preferred Stock for the nine months ended September 30, 2000. There were no shares of Series B Preferred Stock outstanding during the nine months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the Company paid Common Stock dividends of approximately $6,480,000 and $21,469,000, respectively. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefore. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.

At September 30, 2000, the Company borrowed approximately $135,000,000 of funds from the Bank pursuant to a pre-existing line of credit with the Bank. During the quarter ended September 30, 2000, the Company paid to the Bank interest expense of approximately $55,000 on the borrowing, which was based on a variable interest rate equal to the Federal funds (effective) rate.

LOAN PORTFOLIO

At September 30, 2000 and December 31, 1999, the Company's loan portfolio was as follows: ($ in thousands)


----------------------------------------------------------------------------------------------------------------------
                                               Loan Amounts                   Non-Accruing           Net Charge-Offs
                                                                                 Loans
----------------------------------------------------------------------------------------------------------------------
                                          2000             1999            2000         1999         2000        1999
----------------------------------------------------------------------------------------------------------------------

First Mortgage Loans
--------------------
Residential                           $  962,642       $ 1,014,144       $ 2,108        $  0        $     0    $    87
Commercial                                39,038            55,233             0           0              0          0
Second Mortgage Loans                  3,123,316                 0        15,030           0            319          0
Manufactured Housing Loans             2,161,800                 0        12,141           0          5,423          0
                                      ----------       -----------       -------        ----        -------    -------
    TOTAL                             $6,286,796       $ 1,069,377       $29,279        $  0        $ 5,742    $    87
                                      ==========       ===========       =======        ====        =======    =======

Intercompany Loans                    $2,627,193                $0           N/A         N/A            N/A        N/A
                                      ----------       -----------       -------        ----        -------    -------
    TOTAL                             $8,913,989       $ 1,069,377       $29,279        $  0        $ 5,742    $    87
                                      ==========       ===========       =======        ====        =======    ========
----------------------------------------------------------------------------------------------------------------------


First Mortgage Loans. At September 30, 2000, First Mortgage Loans consisted of both residential and commercial mortgage loans. At that date, residential First Mortgage Loans in the portfolio consisted of treasury and prime rate adjustable mortgages ("ARMs"); one-year and six-month ARMs; three-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to three-year and six-month ARMs; and fixed rate loans. The commercial First Mortgage Loans consisted of fixed and variable rate loans, a majority of which have balloon payments. As commercial First Mortgage Loans continue to prepay or mature, they will continue to be replaced with residential First Mortgage Loans.

For the quarters ended September 30, 2000 and 1999, the Company purchased First Mortgage Loans having an outstanding principal balance, net of allowance for loan losses, of approximately $49,985,000 and $126,021,000, respectively, from affiliates of the Bank. During the quarters ended September 30, 2000 and 1999, there were no sales of non-performing loans. In addition, for the quarters ended September 30, 2000 and 1999, the Company received approximately $66,352,000 and $74,337,000, respectively, of principal payments on its portfolio from the servicer (and sub-servicer) of the First Mortgage Loans.

For the nine months ended September 30, 2000 and 1999, the Company purchased First Mortgage Loans having an outstanding principal balance, net of allowance for loan losses, of approximately $125,840,000 and $478,755,000, respectively, from affiliates of the Bank. During the nine months ended September 30, 2000 and 1999, there were no sales of non-performing loans. In addition, for the nine months ended September 30, 2000 and 1999, the Company received approximately $192,189,000 and $410,903,000, respectively, of principal payments on its portfolio from the servicer (and sub-servicer) of the First Mortgage Loans.

Second Mortgage Loans. At September 30, 2000, Second Mortgage Loans consisted of only residential mortgage loans. At that date, Second Mortgage Loans in the portfolio consisted of one-year Treasury ARMs, and 15-year and 30-year fixed rate loans. The initial portfolio of Second Mortgage Loans was acquired from the Bank and Chase USA through the purchase by the Company of an 100% participation interest in such Loans, including the related servicing rights.

For the quarter ended September 30, 2000, the Company purchased Second Mortgage Loans having an outstanding principal balance, net of allowance for loan losses, of approximately $284,774,000 from the Bank and Chase USA. In addition, for the quarter ended September 30, 2000, the Company received approximately $175,336,000 of principal payments on its portfolio from the servicer of the Second Mortgage Loans.

For the nine months ended September 30, 2000, the Company purchased Second Mortgage Loans having an outstanding principal balance, net of allowance for loan losses, of approximately $3,438,062,000 from the Bank and Chase USA. In addition, for the nine months ended September 30, 2000, the Company received approximately $312,878,000 of principal payments on its portfolio from the servicer of the Second Mortgage Loans.

Manufactured Housing Loans. At September 30, 2000, Manufactured Housing Loans consisted of 15-year and 30-year fixed rate loans. The initial portfolio of Manufactured Housing Loans was acquired through the purchase by the Company of a 100% participation interest in such Loans, including the related servicing rights.

For the quarter ended September 30, 2000, the Company purchased Manufactured Housing Loans having an outstanding principal balance, net of allowance for loan losses, of approximately $221,627,000 from the Bank and Chase USA. In addition, for the quarter ended September 30, 2000, the Company received approximately $50,537,000 of principal payments on its portfolio from the servicer of the Manufactured Housing Loans.

For the nine months ended September 30, 2000, the Company purchased Manufactured Housing Loans having an outstanding principal balance, net of allowance for loan losses, of approximately $2,145,683,000 from the Bank and Chase USA. In addition, for the nine months ended September 30, 2000, the Company received approximately $74,296,000 of principal payments on its portfolio from the servicer of the Manufactured Housing Loans.

During the quarter and nine months ended September 30, 2000, approximately $4,061,000 of the Manufactured Housing Loans purchased from the Bank and its affiliates were reclassified to Assets Acquired as Loan Satisfactions. Collateralized loans are reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

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

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses is intended to cover probable credit losses as of September 30, 2000 for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance for loan losses is based upon management estimates, which are inherently uncertain. Factors affecting the uncertainty of specific loss and expected loss estimates include the volatility of default possibilities, rating migrations and loss severity. These uncertainties also could relate to current macroeconomic conditions, changes in underwriting standards, unexpected correlations within the portfolio or other factors.

The allowance for loan losses is reviewed in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted. At September 30, 2000, management of the Company deemed its allowance for loan losses to be adequate.

The accompanying table reflects the activity in the Company's allowance for loan losses for the periods indicated:


                                        September 30, 2000    September 30, 1999
Allowance for Loan Losses
(in thousands)
--------------------------------------------------------------------------------

Total allowance at beginning of period      $   4,962            $  4,120
Acquired allowance                            107,209                 808
Provision for loan losses                       1,471                   0
Charge-offs                                    (5,742)                  0
Recoveries                                         53                   0
                                            ----------           --------
Total allowance at end of period            $ 107,953            $  4,928
                                            ==========           ========

Allowance for Loan Losses to:

    Total Direct Loans at period end             1.72%                .45%

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

($ in thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Estimated          Estimated
                                                                                                       Weighted          Weighted
                             Principal Balances of                  Principal Balances of              Average           Average
                              Variable Rate Loans                     Fixed Rate Loans               Interest-Rate       Duration
                  ---------------------------------------   -------------------------------------    -------------     ------------
                          2000                1999                   2000                1999         2000    1999     2000   1999
                  ------------------  -------------------   -------------------------------------    --------------    ------------
                       $        %*        $         %*           $          %*       $       %*        %        %      Years  Years
                  ---------  -------  ---------  --------   ----------  -------- --------  ------    ------   -----    -----  -----
Direct              965,956   15.36   1,016,006    95.01     5,320,840   84.64    53,371    4.99      9.00     7.23     3.2    2.3
Loans
-------------     ---------  -------  ---------  --------   ----------  -------- --------  ------    ------   -----    -----  -----
Intercompany      2,627,193                                                         N/A     N/A       6.50              N/A    N/A
Loans
-----------------------------------------------------------------------------------------------------------------------------------

----------
* % of portfolio



CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry or geographic region. The following table shows the Company's Direct Loan portfolio by geographic area as of September 30, 2000 and December 31, 1999:


($ in thousands)
Geographic Area                          September 30, 2000            December 31, 1999
---------------                       ------------------------     -------------------------
California                            $1,223,359         19.5%     $    388,166       36.3%
New York                                 504,007          8.0%           78,544        7.3%
Texas                                    395,052          6.3%           52,747        4.9%
Florida                                  323,539          5.1%           50,924        4.8%
Other (no state has more than 5%)      3,840,839         61.1%          498,996       46.7%
Total                                 $6,286,796        100.0%     $  1,069,377      100.0%



At September 30, 2000, approximately 19.5% of the Company's Direct Loan portfolio consisted of loans collateralized by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquake, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying Direct Loans.

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

ACCOUNTING DEVELOPMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, which establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in a derivative's fair value is generally to be recognized in current period earnings. During the second quarter of 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 for one year, with early adoption permitted. The Company will, therefore, not be required to adopt SFAS 133 until calendar year 2001. Management of the Company is in the process of assessing the impact of the adoption of SFAS 133 on the Company's earnings and financial position, but management believes that the adoption of SFAS 133 will not significantly affect the Company's earnings or financial position.

In September 2000, the FASB issued SFAS 140, which revises the standards set forth in SFAS 125 for the accounting of securitizations and other transfers of financial assets and collateral. Statement 140 modifies the criteria for determining whether the transferor has relinquished control of assets and therefore whether the transfer may be accounted for as a sale. SFAS 140 requires new disclosures about securitization activities and incremental disclosures about collateral in addition to maintaining the existing disclosure requirements of SFAS 125. As issued, the disclosure provisions of SFAS 140 are effective for the 2000 fiscal year end (December 31, 2000) and the provisions of SFAS 140 relating to the transfer of financial assets and the extinguishment of liabilities are effective for transfers only after March 31, 2001. The Company is currently assessing the impact of the adoption of SFAS 140, but management believes that the adoption of SFAS 140 will not significantly affect the Company's earnings or financial position.

Part I
Item 2. (continued)

OTHER MATTERS

As of September 30, 2000 the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, are 91.67% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 89.7% of its revenues qualify for the 75% source of income test and 99.97% of its revenues qualify for the 95% source of income test under the REIT rules.

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


                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                        Three Months Ended September 30,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                2000                                     1999
                                                 -------------------------------------      ------------------------------------
                                                   Balance       Interest      Rate         Balance       Interest      Rate
                                                   -------       --------      ----         -------       --------      ----
                                                                           (Annualized)                              (Annualized)

ASSETS:

Residential first mortgage loans                 $   955,641   $     16,817      7.0%    $   958,689   $    15,823       6.6%
Commercial first mortgage loans                       47,672          1,006      8.4%         63,307         1,300       8.2%
Second mortgage loans                              3,102,748         65,852      8.5%              0             0         0%
Manufactured housing loans                         2,076,973         48,245      9.3%              0             0         0%
Intercompany loans                                 2,627,193         43,771      6.7%              0             0         0%
Cash                                                  62,792            942      6.0%         64,570           968       6.0%
                                                 -----------   ------------     ----     -----------   -----------     -----
   TOTAL INTEREST-EARNING ASSETS                   8,873,019        176,633      8.0%      1,086,566        18,091       6.7%
                                                 ===========   ============     ====     ===========   ===========     =====

Cash - noninterest-earning                            13,522                                       0
Allowance for credit losses                          (99,529)                                 (4,738)
Due from affiliates                                      289                                  38,727
Accrued interest receivable due from
 affiliates                                            8,929                                       0
Accrued interest receivable due from
 third parties                                        25,827                                   6,415
Accounts receivable due from third parties             5,284                                       0
Assets acquired as loan satisfaction                   2,161                                       0
                                                 -----------                             -----------
   TOTAL ASSETS                                  $ 8,829,502                             $ 1,126,970
                                                 ===========                             ===========

LIABILITIES:

Accounts payable and accrued liabilities         $     5,258                             $     5,048
Due to affiliates                                     49,931                                       0
Intercompany borrowings                                6,729                                       0
                                                 -----------                             -----------
TOTAL LIABILITIES                                     61,918                                   5,048
                                                 -----------                             -----------


STOCKHOLDERS' EQUITY:

Preferred Stock, par value $25 per share;
  50,000,000 shares authorized, 22,000,000
  shares Series A issued and outstanding;
  stated value $25 per share                         550,000                                 550,000
  7,600 shares Series B issued and
  outstanding; stated value $1,000,000
  per share                                        7,600,000                                       0
Common Stock, par value $171,750,000 per share;
  one share authorized, issued and outstanding       171,750                                 171,750
Capital surplus                                      382,016                                 381,641
Retained earnings                                     63,818                                  18,531
                                                 -----------                             -----------
TOTAL STOCKHOLDERS' EQUITY                         8,767,584                               1,121,922
                                                 -----------                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 8,829,502                             $ 1,126,970
                                                 ===========                             ===========

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                         Nine Months Ended September 30,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                2000                                     1999
                                                 -------------------------------------      ------------------------------------
                                                   Balance       Interest      Rate         Balance       Interest       Rate
                                                   -------       --------      ----         -------       --------       ----
                                                                           (Annualized)                              (Annualized)
ASSETS:

Residential first mortgage loans                  $   987,532   $  49,601       6.7%     $   918,038     $  46,363       6.7%
Commercial first mortgage loans                        51,906       3,632       9.3%          70,440         4,756       9.0%
Second mortgage loans                               1,811,701     115,963       8.5%               0             0         0%
Manufactured housing loans                          1,019,876      72,573       9.5%               0             0         0%
Intercompany loans                                  1,697,128      82,752       6.5%               0             0         0%
Cash                                                  114,622       4,997       5.8%          85,371         3,749       5.9%
                                                  -----------   ---------      ----       ----------     ---------      ----

   TOTAL INTEREST-EARNING ASSETS                    5,682,765     329,518       7.7%       1,073,849        54,868       6.8%
                                                  -----------   ---------      ----       ----------     ---------      ----

Cash - noninterest-earning                              7,649                                      0
Allowance for credit losses                           (38,047)                                (4,439)
Due from affiliates                                        97                                 50,559
Accrued interest receivable due from affiliates         4,470                                      0
Accrued interest receivable due from third parties     16,360                                  6,936
Accounts receivable due from third parties              9,503                                      0
Assets acquired as loan satisfaction                      783                                      0
                                                  -----------                             ----------

   TOTAL ASSETS                                   $ 5,683,580                            $ 1,126,905
                                                  ===========                            ===========

LIABILITIES:

Accounts payable and accrued liabilities          $     4,717                            $     4,470
Due to affiliates                                      24,840                                      0
Intercompany borrowings                                 2,259                                      1
                                                  -----------                            -----------

   TOTAL LIABILITIES                                   31,816                                  4,471
                                                  -----------                            -----------


STOCKHOLDERS' EQUITY:
Preferred Stock, par value $25 per share;
50,000,000 shares authorized, 22,000,000
shares Series A issued and outstanding;
stated value $25 per share                            550,000                                550,000
7,600 shares Series B issued and outstanding;
stated value $1,000,000 per share                   4,510,949                                      0
Common Stock, par value $171,750,000 per share;
 one share authorized, issued and outstanding         171,750                                171,750
Capital surplus                                       382,008                                381,638
Retained earnings                                      37,057                                 19,046
                                                  -----------                            -----------

   TOTAL STOCKHOLDERS' EQUITY                       5,651,764                              1,122,434
                                                  -----------                            -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 5,683,580                            $ 1,126,905
                                                  ===========                            ===========

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                   2000                                         1999
                                           -------------------------------------------------     ----------------------------------
                                             Third         Second         First      Fourth       Third       Second       First
                                            Quarter        Quarter       Quarter     Quarter      Quarter     Quarter     Quarter
INTEREST INCOME:

Residential first mortgage loans          $ 16,817       $ 16,814     $ 15,970     $ 16,829      $ 15,823    $ 15,209    $ 15,331
Commercial first mortgage loans              1,006          1,334        1,292        1,528         1,300       1,730       1,726
Second mortgage loans                       65,852         50,111            0            0             0           0           0
Manufactured housing loans                  48,245         24,328            0            0             0           0           0
Intercompany loans                          43,771         38,981            0            0             0           0           0
Interest on overnight investments              942          3,325          730          101           968       1,913         868
                                          --------       --------     --------     --------      --------    --------    --------
   Interest income                         176,633        134,893       17,992       18,458        18,091      18,852      17,925

Interest expense on borrowings                  55              0            0            0             0           0           0
                                          --------       --------     --------     --------      --------    --------    --------
   Net interest income                     176,578        134,893       17,992       18,458        18,091      18,852      17,925

Provision for credit losses                      0          1,471            0            0             0           0           0

   Net interest income after
     provision for credit losses           176,578        133,422       17,992       18,458        18,091      18,852      17,925
                                          --------       --------     --------     --------      --------    --------    --------

Other revenue                                   66             49            0            0             0           0           0

NONINTEREST EXPENSE:

Servicing fees                               8,670          3,949          668          674           657         639         634
Advisory fees                                  146            146           63           62            62          63          63
Foreclosure and other expenses                 456            155           56          104            58         102          81
                                          --------       --------     --------     --------      --------    --------    --------
   Total noninterest expense                 9,272          4,250          787          840           777         804         778
                                          --------       --------     --------     --------      --------    --------    --------

NET INCOME                                $167,372       $129,221     $ 17,205     $ 17,618      $ 17,314    $ 18,048    $ 17,147
                                          ========       ========     ========     ========      ========    ========    ========
NET INCOME APPLICABLE TO
   COMMON SHARE                           $ 32,258       $ 28,266     $  6,068     $  6,480      $  6,177    $  6,910    $  6,010
                                          ========       ========     ========     ========      ========    ========    ========

BASIC AND FULLY DILUTED
   NET INCOME PER COMMON SHARE            $ 32,258       $ 28,266     $  6,068     $  6,480      $  6,177    $  6,910    $  6,010
                                          ========       ========     ========     ========      ========    ========    ========

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

                                    CHASE PREFERRED CAPITAL CORPORATION
                                    -----------------------------------
                                               (Registrant)



Date:  November 14, 2000            By   /s/Louis M. Morrell
                                    ------------------------------------
                                            Louis M. Morrell
                                                Treasurer