Form 10-K405
period 2000-12-31
CHASE PREFERRED CAPITAL CORP
filed 2001-03-29
CIK 1018450

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

 For the fiscal year ended                                       Commission file
     December 31, 2000                                            number 1-12151

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

Number of Shares of Common Stock outstanding on December 31, 2000: 1

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

         The outstanding share of Common Stock was held by The Chase Manhattan Bank at December 31, 2000; therefore, no Common Stock is held by nonaffiliates.

                Document incorporated by reference                                  Part of Form 10-K
                        in this Form 10-K                                           which incorporated
         -------------------------------------------------                      -------------------------
         None                                                                                -

FORM 10-K

PART I                                                                       PAGE

Item 1    Business.........................................................  3
Item 2    Properties.......................................................  7
Item 3    Legal Proceedings................................................  7
Item 4    Submission of Matters to a Vote of Security Holders..............  7


Part II

Item 5    Market for Registrant's Common Equity and Related Stockholder
           Matters...........................................................7
Item 6    Selected Financial Data............................................8
Item 7    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................9
Item 7A   Quantitative and Qualitative Disclosures Regarding Market Risk....16

Item 8    Financial Statements and Supplementary Data.......................17
Item 9    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................31

Part III

Item 10   Directors and Executive Officers of the Corporation...............31
Item 11   Executive Compensation............................................32
Item 12   Security Ownership of Certain Beneficial Owners and Management....32
Item 13   Certain Relationships and Related Transactions....................32

Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...32

ITEM 1: BUSINESS

OVERVIEW

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

As of December 31, 2000, the Company held assets, as described below, in each of the following four categories: First Mortgage Loans, Second Mortgage Loans, Manufactured Housing Loans and Intercompany Loans.

         First Mortgage Loans. The Company holds mortgage loans acquired from the Bank or its affiliates that are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential or commercial real properties ("First Mortgage Loans"). Over time, as commercial First Mortgage Loans have prepaid or matured, the Company has replaced them with residential First Mortgage Loans. As of December 31, 2000, approximately 96.5% of the Company's portfolio of First Mortgage Loans was comprised of residential First Mortgage Loans, with the balance constituting commercial First Mortgage Loans. The Company expects the percentage of First Mortgage Loans consisting of commercial First Mortgage Loans to continue to decline over time. The Company's residential First Mortgage Loans consist of the following:

-  six-month prime rate adjustable rate mortgages ("ARMs");

-  six-month treasury ARMs;

- three-year fixed rate loans with an automatic conversion to six-month, one-year and three-year treasury ARMs;

- one-year, five-year, seven-year and ten-year fixed rate loans with an automatic conversion to one-year treasury ARMs; and

-  fixed rate loans.

The Company's commercial First Mortgage Loans consist of fixed and variable rate loans.

         Second Mortgage Loans and Manufactured Housing Loans. In April 2000, the Company acquired approximately $2.1 billion of loans (and related servicing rights) that had been originated or acquired by the Bank or Chase Manhattan Bank USA, National Association ("Chase USA") or their affiliates and that are secured by second mortgages on single family (one-to-four unit) residential real properties ("Second Mortgage Loans"). In May 2000, the Company acquired approximately $1.9 billion of loans (and related servicing rights) that had been originated or acquired by the Bank and Chase USA or their affiliates and that are secured by first priority security interests in manufactured housing units ("Manufactured Housings Loans"). The Second Mortgage Loans and the Manufactured Housing Loans were acquired through the transfer of 100% participation interests by the Bank and Chase USA, as the case may be, of such loans to the Company. The participation interests were purchased at prices equal to the estimated fair values of the loans. On a monthly basis following the initial acquisitions of the Second Mortgage Loans and Manufactured Housing Loans, the Company has purchased 100% participation interests in substantially all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and Chase USA meeting certain specified credit criteria. (The First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans are hereinafter referred to as the "Direct Loans".)

         Intercompany Loans. In April 2000, the Company also extended approximately $2.6 billion of non-recourse intercompany loans ("Intercompany Loans") to the Bank and Chase USA which are secured by pledges by the Bank and Chase USA of all outstanding loans under home equity lines of credit ("HELOCs") originated by the Bank or Chase USA, as the case may be. The initial aggregate principal amount of the Intercompany Loans equaled approximately 80% of the outstanding principal balance of the HELOCs pledged as security therefor. On a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA in an aggregate amount not to exceed 80% of the then outstanding principal balance of HELOCs pledged by the applicable entity. The Intercompany Loan documents also require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of the HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to ensure that such ceiling is not exceeded. As of December 31, 2000, the outstanding principal balance of the Intercompany Loans equaled $2,627,193,000, representing 60.7% of the then outstanding principal balance of the HELOCs pledged as security.

The funds required by the Company to acquire the Second Mortgage Loans and Manufactured Housing Loans and to make the Intercompany Loans (the Second Mortgage Loans, the Manufactured Housing Loans and the Intercompany Loans being collectively referred to as the "Additional Assets") were obtained through the sale by the Company to the Bank of 7,600 shares of Floating Rate Cumulative Preferred Stock, Series B, having a par value of $25 per share and a liquidation preference of

$1,000,000 per share (the "Series B Preferred Shares"). Proceeds obtained from the sale or repayment of principal balances of Additional Assets will generally be applied to acquire Additional Assets. However, the Company may issue additional Series B Preferred Shares to the Bank from time to time as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity Risk Management" below.

The Company has no foreign operations.

COMPETITION

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

AGREEMENTS RELATING TO MANAGEMENT OF THE COMPANY'S OPERATIONS

Operations. The Company has entered into an agreement (the "Advisory Agreement") with the Bank (the "Advisor") pursuant to which the Advisor administers the Company's day-to-day operations. In performing its responsibilities, the Advisor has a high degree of autonomy. The Board of Directors, however, has adopted certain policies to guide the administration of the Company relating to the Company's acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company's stockholders, including holders of the Series A Preferred Shares and the Series B Preferred Shares (but in certain circumstances subject to the approval of a majority of the Independent Directors (as defined in the Certificate of Designation for the Series A Preferred Shares)).

Servicing. The First Mortgage Loans have been, and will continue to be, sold to the Company on a servicing-retained basis. Accordingly, the servicing rights associated with the First Mortgage Loans continue to be owned by the Bank or the affiliate of the Bank that sold the First Mortgage Loans to the Company. The Bank, as servicer, receives an annual servicing fee from the Company for each First Mortgage Loan it services which (i) is equal to 0.25% of the outstanding principal balance for residential First Mortgage Loans and (ii) ranges from 0.08% - 0.30% of the outstanding principal balances for commercial First Mortgage Loans, depending upon the outstanding principal amount.

The Manufactured Housing Loans and the Second Mortgage Loans have been, and will continue to be, acquired on a servicing-released basis. Accordingly, the Company owns the servicing rights associated with the Second Mortgage Loans and Manufactured Housing Loans. The Company has engaged Chase Manhattan Mortgage Corporation ("CMMC"), a subsidiary of Chase USA, to service these assets on the Company's behalf. The servicing arrangements between the Company and CMMC provide that the Company retains the power to direct CMMC to foreclose on any Manufactured Housing Loan or Second Mortgage Loan. CMMC as servicer, receives an annual servicing fee from the Company for each Manufactured Housing Loan and Second Mortgage Loan it services in the amount of $363 and $138, respectively.

Each of the servicing agreements for the First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans requires servicing in accordance with (i) general industry practices, (ii) any servicing guidelines promulgated by the Company, and (iii) in the case of the residential First Mortgage Loans and Second Mortgage Loans, FNMA and FHLMC guidelines and procedures.

The HELOCs securing the Intercompany Loans continue to be owned by the Bank or Chase USA, as the case may be, and will continue to be serviced in accordance with their current servicing arrangements. However, the security agreements with respect to the Intercompany Loans give the Company the power to direct the servicer of the HELOCs to foreclose on HELOCs under certain circumstances specified in the security agreements.

INVESTMENT COMPANY ACT CONSIDERATIONS

The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940.

CERTAIN REIT REQUIREMENTS

In order to preserve its status as a real estate investment trust ("REIT") under the Code, the Company must distribute annually at least 95% of its "REIT taxable income" (excluding capital gains) to stockholders and meet certain capital ownership and administrative tests as defined by the Code. The Company must also annually satisfy three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (as interest on obligations secured by mortgages on real property, certain "rents from real property" or as gain on the sale or exchange of
                                                                           4
such property and certain fees with respect to agreements to make or acquire mortgage loans), from certain types of temporary investments or certain other types of gross income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments as aforesaid and from dividends, interest, and gain from the sale or other disposition of stock or securities and certain other types of gross income (or from any combination of the foregoing). Third, short-term gain from the sale or other disposition of stock or securities, gain from prohibited transactions, and gain on the sale or other disposition of real property held for less than four years from the date of acquisition (apart from involuntary conversions and sales of foreclosure property), must represent less than 30% of the Company's gross income (including gross income from prohibited transactions) for each taxable year. The Company must also satisfy three tests relating to the nature of its assets at the close of each quarter of each taxable year. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year that were purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company), cash, cash items, and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

The Company's Certificate of Incorporation contains certain restrictions on the number of shares of Common Stock and Preferred Stock that individual stockholders may own. For the Company to qualify as a REIT under the Code, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Persons Test"). The ownership by the Bank of 100% of the shares of Common Stock and Series B Preferred Shares of the Company will not adversely affect the Company's REIT qualification because each stockholder of J.P. Morgan Chase & Co. (formerly known as The Chase Manhattan Corporation) ("JPMC"), the sole stockholder of the Bank, counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of JPMC is widely held. Further, the Company's Certificate of Incorporation contains restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test, including a provision voiding any transfer of shares of capital stock of the Company that would cause the Company to be beneficially owned by fewer than 100 persons.

Subject to certain exceptions specified in the Company's Certificate of Incorporation, no holder of Preferred Stock is permitted to own (including by virtue of the attribution provisions of the Code) more than 9.9% (the "Ownership Limit") of any issued and outstanding class or series of Preferred Stock. The Board of Directors is permitted but not required to waive the Ownership Limit with respect to a holder upon receipt of an Internal Revenue Service ("IRS") ruling or an opinion of counsel satisfactory to the Company to the effect that the holder's ownership will not then or in the future jeopardize the Company's status as a REIT. In accordance with such requirements, the Company's Board of Directors, upon receipt of an opinion from counsel that the Bank's ownership of the Series B Preferred Shares would not jeopardize the Company's status as a REIT under the Code, waived the Ownership Limit that would otherwise have been applicable to the Bank with respect to its ownership of the Series B Preferred Shares.

The Company's Certificate of Incorporation also requires that any person who beneficially owns 1% (or such lower percentage as may be required by the Code or the Treasury Regulations) of the outstanding shares of any class or series of Preferred Stock of the Company must provide certain information to the Company within 30 days of June 30 and December 31 of each year. In addition, each stockholder shall upon demand be required to disclose to the Company in writing such information as the Company may request in order to determine the effect, if any, of that stockholder's actual and constructive ownership on the Company's status as a REIT and to ensure compliance with the Ownership Limit.

As of December 31, 2000, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that as of such date:

- its Qualified REIT Assets, as defined in the Code, were 91.7% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT Assets.

- 90% of its revenues qualified for the 75% source of income test and 99.97% of its revenues qualified for the 95% source of income test under the REIT rules.

- none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock, the Series A Preferred Shares and the Series B Preferred Shares and anticipates meeting the 2000 annual distribution and administrative requirements.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, the Company has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate", "expect", "estimate", "intend", "target", "plan", "goal", "believe", or other words of similar meaning. Forward-looking statements give the Company's current expectations or forecasts of future events, circumstances or results. The Company's disclosure in this report contains forward-looking statements. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not undertake to update forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its reports filed with the Securities and Exchange Commission ("SEC").

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

Impact of General Economic Downturn

The Company's profitability could be adversely impacted by a worsening of general economic conditions in the United States. An economic downturn could increase the risk that customers would refrain from obtaining mortgage loans from JPMC and its affiliates or that a greater number of the existing obligors with respect to the Company's assets would become delinquent on their obligations. A higher rate of delinquencies could in turn result in more chargeoffs and a higher level of provision for the Company, which would adversely affect the Company's income.

Interest Rate Risk

The Company's income consists primarily of interest payments on the assets held by it. If there is a decline in interest rates (as measured by the indices upon which the interest rates of adjustable-rate assets are based), then the Company may experience a decrease in interest income available for distribution to stockholders. In addition, in such an interest rate environment, the Company may experience an increase in prepayments on its loans and may find it more difficult to purchase additional loans bearing rates sufficient to support payment of dividends to stockholders. Further, certain residential mortgage loans convert an adjustable-rate mortgage to a fixed-rate mortgage, thus "locking in" a low fixed interest rate. There can be no assurance that a significant decline in prevailing interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on its outstanding Series A Preferred Shares or Series B Preferred Shares.


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

Potential Conflicts of Interest with the Bank and its Affiliates

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank is the sole holder of the Company's Common Stock and Series B Preferred Shares and administers its day-to-day activities as Advisor. In addition, the Bank and CMMC are responsible for servicing all of the Company's assets. The Bank and its affiliates may have interests that are not identical to those of the Company, and conflicts of interest may arise with respect to transactions, including acquisitions, dispositions and servicing of assets, particularly assets placed on classified or nonaccrual status. For example, in the case of commercial First Mortgage Loans, the Company's interest will be limited to the loan, while the Bank may have other interests as a result of an overall banking relationship with the mortgagor. In addition, if the Bank acts as lender with respect to other credit facilities for a particular mortgagor, the Bank, in its role as Advisor, may become subject to a conflict of interest if a loan of that mortgagor owned by the Company becomes classified or placed on nonaccrual status. The Company intends that any agreement and transactions between the Company and the Bank or any affiliate of the Bank are conducted on an arm's length basis and are fair to all parties. In addition, certain actions of the Company must be approved by a majority of the Company's independent Directors.


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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2000, the Company was authorized to issue one share of Common Stock, par value $171,750,000 per share and 50,000,000 shares of Preferred Stock, $25 par value per share ("Preferred Stock"), of which 22,000,000 Series A Preferred Shares had been issued and 7,600 Series B Preferred Shares had been issued. The Bank is the owner of the Company's sole share of Common Stock and all of the Series B Preferred Shares. Accordingly, there is no trading market for the Company's Common Stock or Series B Preferred Shares. The Series A Preferred Shares are traded on the New York Stock Exchange.

JPMC intends that, as long as any Series A Preferred Shares and Series B Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of any outstanding series of Preferred Stock, all voting rights are vested in the Common Stock. The holder of Common Stock is entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. However, so long as any shares of Preferred Stock are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of the Preferred Stock, including accumulations in the case of cumulative Preferred Stock, have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders.
                                                                           7

ITEM 6: SELECTED FINANCIAL DATA

                                 FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT SHARE AND YIELD DATA)

                                                                                                                 For the Period
                                                                                                                 from inception
                                                                                                                 (September 18,
                                                   Year Ended     Year Ended       Year Ended     Year Ended      1996) through
                                                    12/31/00       12/31/99         12/31/98        12/31/97    December 31, 1996
                                                  -----------     -----------     -----------     -----------     -----------
INCOME STATEMENT:

Interest income                                   $   514,072     $    73,326     $    79,428     $    82,941     $    22,830

Net interest income                                   508,267          73,326          79,428          80,308          22,156

Net income                                            484,350          70,127          76,559          79,779          22,085

Net income applicable to common shares                102,212          25,577          32,009          35,229           9,339

Income per common share                           $   102,212     $    25,577     $    32,009     $    35,229     $     9,339


BALANCE SHEET:

Mortgage loans                                    $ 6,826,846     $ 1,069,377     $ 1,021,368     $   985,068     $ 1,059,981

Intercompany Loans                                  2,627,193               0               0               0               0

Total assets                                        9,410,782       1,119,300       1,121,306       1,123,164       1,113,398

Series A Preferred stock outstanding                  550,000         550,000         550,000         550,000         550,000

Series B Preferred Stock outstanding                7,600,000               0               0               0               0

Total stockholders' equity                        $ 8,731,118     $ 1,119,174     $ 1,120,874     $ 1,119,930     $ 1,112,726



OTHER DATA:

Dividends paid on Series A Preferred Stock        $    44,550     $    44,550     $    44,550     $    44,550     $    12,746

Dividends paid on Series B Preferred Stock        $   337,588     $         0     $         0     $         0     $         0

Dividends paid on common share                    $    71,480     $    27,645     $    31,065     $    28,025     $         0

Number of Series A  preferred
      shares outstanding                           22,000,000      22,000,000      22,000,000      22,000,000      22,000,000

Number of Series B preferred
      Shares outstanding                                7,600               0               0               0               0

Number of common shares outstanding (a)                     1               1               1               1               1

Average yield on Direct Loans                             8.4%            6.9%            7.6%            7.8%            7.4%

(a) All common share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis contains certain forward-looking statements, which are subject to risks and uncertainties. The Company's actual results may differ materially from those included in the forward-looking statements. Certain factors which may cause such differences to occur are discussed in Item 1above, under the caption "Important Factors that May Affect Future Results".

OVERVIEW

The Company, a Delaware corporation, is a REIT and a subsidiary of the Bank. The Company's principal business is to acquire, hold and manage assets that qualify as REIT real estate assets under the Code in order to generate net income for distribution to stockholders. To date, the Company has acquired First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans from the Bank or its affiliates. In addition, the Company has extended Intercompany Loans to the Bank and Chase USA. The Company may also acquire Mortgage-Backed Securities from time to time. The Company began operations in 1996 upon completion of an initial public offering of 22,000,000 Series A Preferred Shares. The Series A Preferred Shares are traded on the New York Stock Exchange. The Company's sole share of Common Stock is held by the Bank, as are all of the Company's outstanding Series B Preferred Shares.

The Bank administers the day-to-day activities of the Company in its role as Advisor. CMMC sub-services the Company's First Mortgage Loans on behalf of the Bank in the Bank's capacity as Servicer. CMMC is also the servicer of the Second Mortgage Loans and Manufactured Housing Loans acquired by the Company.


RESULTS OF OPERATIONS

The Company reported net interest income of approximately $508,267,000 for 2000 compared with $73,326,000 for 1999 and $79,428,000 in 1998. The Company's basic earnings per share were $102,212,000, $25,577,000 and $32,009,000 in 2000, 1999 and 1998, respectively. Approximately $432,985,000 of the increase in net interest income in 2000 is due to the acquisition of the Second Mortgage Loans and Manufactured Housing Loans and the extension of the Intercompany Loans. In 2000, interest income from residential First Mortgage Loans, commercial First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans was $66,503,000, $4,522,000, $185,050,000 and $126,590,000, respectively. In 1999, interest income from residential and commercial First Mortgage Loans was $63,192,000 and $6,284,000, respectively. The total average yield on the Direct Loans for the years ended December 31, 2000 and 1999 was 8.4% and 6.9%, respectively. For the year ended December 31, 2000, interest income from the Intercompany Loans was $126,224,000, which resulted in an average yield of 6.5%. In 1998, interest income from residential and commercial First Mortgage Loans was $64,430,000 and $7,909,000, respectively, representing a total average yield of 7.6% for 1998. After deductions of approximately $22,435,000, $500,000, and $1,158,000 in servicing fees, advisory fees and other administrative expenses, respectively, the Company reported net income of approximately $484,350,000 for 2000 compared with reported net income of $70,127,000 and $76,559,000 in 1999 and 1998, respectively.

In each of 2000, 1999 and 1998, the Company paid $44,550,000 in dividends on the Series A Preferred Shares and for 2000 paid $337,588,000 in dividends on the Series B Preferred Shares. As of December 31, 2000, all dividend payments on the Series A Preferred Shares and Series B Preferred Shares were current. In addition, the Company paid Common Stock dividends of approximately $71,480,000 in 2000, compared with $27,645,000 in 1999 and $31,065,000 in 1998. Dividends on
the Common Stock are paid to the Bank when, as, and if declared by the Board of Directors of the Company out of funds legally available therefor.

The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.
                                                                        9

LOAN PORTFOLIO

At December 31, 2000 and December 31, 1999, the Company's loan portfolio was as follows: ($ in thousands)

                                                 LOAN AMOUNTS                   NON-ACCRUING                  NET CHARGE-OFFS
                                                                                   LOANS
                                            2000            1999            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------      ----------      ----------
     First Mortgage Loans
        Residential                      $1,039,913      $1,014,144      $        0      $        0      $        0      $       87
        Commercial                           37,339          55,233               0               0               0               0
     Second Mortgage Loans                3,279,021               0          21,466               0           1,879               0
     Manufactured Housing Loans           2,470,573               0          20,282               0          11,805               0
                              TOTAL      $6,826,846      $1,069,377      $   41,748      $        0      $   13,684      $       87

     Intercompany Loans                  $2,627,193      $        0             N/A             N/A             N/A             N/A
                              TOTAL      $9,454,039      $1,069,377      $   41,748      $        0      $   13,684      $       87

FIRST MORTGAGE LOANS

At December 31, 2000, First Mortgage Loans consisted of both residential and commercial mortgage loans. At that date, residential First Mortgage Loans in the portfolio consisted of six-month prime rate adjustable mortgages ("ARMS"); six-month treasury ARMs; one-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year ARMs; three-year fixed rate loans with an automatic conversion to one-year and three-year treasury ARMs; and fixed rate loans. The commercial First Mortgage Loans consisted of fixed and variable rate loans, a majority of which have balloon payments. As commercial First Mortgage Loans continue to prepay or mature, they will continue to be replaced with residential First Mortgage Loans.

For the years ended December 31, 2000 and 1999, the Company purchased First Mortgage Loans having an outstanding principal balance of approximately $276,496,000 and $554,561,000, respectively, from affiliates of the Bank. The Company also sold approximately $1,863,000 of non-performing residential First Mortgage Loans to a wholly-owned subsidiary of JPMC during the twelve months ended December 31, 2000. In addition, for the twelve months ended December 31, 2000, the Company received approximately $278,793,000 of principal payments on its portfolio from the Servicer (and sub-servicer).

The Company intends that each First Mortgage Loan acquired from the Bank or one of its affiliates in the future will be a whole loan, will represent a first lien position and will be originated by the Bank or such affiliate in the ordinary course of its real estate lending activities based on the underwriting standards generally applied at the time of origination for its own account by the Bank or the affiliate of the Bank that originated the First Mortgage Loan. The Company also intends that all First Mortgage Loans held by the Company will be serviced pursuant to the Servicing Agreements, which require servicing in conformity with (1) general industry practices, (2) any servicing guidelines promulgated by the Company and (3) in the case of residential First Mortgage Loans and Second Mortgage Loans, Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and procedures.

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

The Company may choose, at any time subsequent to its acquisition of any First Mortgage Loan, to require the Servicer to dispose of the First Mortgage Loan, for any reason, including as a result of the First Mortgage Loan becoming classified or being placed in nonaccrual status or having been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. The Bank has indicated to the Company that it will not purchase any First Mortgage Loan of the Company that the Company chooses to dispose of for the foregoing reasons. Accordingly, the Company currently anticipates that the Company would continue to sell any such First Mortgage Loan at its then current fair value only to JPMC, a nonbank subsidiary of JPMC, or an unrelated third party.

There were no nonaccruing First Mortgage Loans at December 31, 2000 or December 31, 1999. The Company sold $1,863,000 of non-performing residential First Mortgage Loans to a wholly-owned subsidiary of JPMC during the twelve months ended December 31, 2000. No gain or loss was recognized from this sale.

SECOND MORTGAGE LOANS

At December 31, 2000, Second Mortgage Loans consisted of only residential mortgage loans. At that date, Second Mortgage Loans in the portfolio consisted of one-year treasury ARMs and 15-year and 30-year fixed rate loans. The initial portfolio of Second Mortgage Loans was acquired from the Bank and Chase USA through the purchase by the Company of a 100% participation interest in such Loans, including the related servicing rights.

For the twelve months ended December 31, 2000, the Company purchased Second Mortgage Loans having an outstanding principal balance of approximately $3,784,617,000 from the Bank and Chase USA. In addition, for the twelve months ended December 31, 2000, the Company received approximately $485,106,000 of principal payments on its portfolio from the servicer of the Second Mortgage Loans.

MANUFACTURED HOUSING LOANS

At December 31, 2000, Manufactured Housing Loans consisted of 15-year and 30-year fixed rate loans. The initial portfolio of Manufactured Housing Loans was acquired from the Bank and Chase USA through the purchase by the Company of a 100% participation interest in such Loans, including the related servicing rights.

For the twelve months ended December 31, 2000, the Company purchased Manufactured Housing Loans having an outstanding principal balance of approximately $2,474,195,000 from the Bank and Chase USA. In addition, for the twelve months ended December 31, 2000, the Company received approximately $116,679,000 of principal payments on its portfolio from the servicer of the Manufactured Housing Loans.

During the year ended December 31, 2000, approximately $6,981,000 of the Manufactured Housing Loans purchased from the Bank and its affiliates were reclassified to Assets Acquired as Loan Satisfactions. Collateralized loans are reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

INTERCOMPANY LOANS

The Intercompany Loans to the Bank and Chase USA are variable rate loans bearing interest rates equal to the Federal funds (effective) rate. The Intercompany Loans are secured by the pledge of the Bank and Chase USA of all loans originated under home equity lines of credit extended by those banks. The security agreements with respect to the Intercompany Loans provide that all HELOCs, regardless of their credit quality, will be pledged to the Company, although the Company has the discretion to release its security interest in any particular HELOC or to require the Bank or Chase USA, as the case may be, to take appropriate action with respect to the borrower under the HELOC, including, without limitation, initiating foreclosure proceedings with respect to the property securing the HELOC. The Intercompany Loan documents require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of the HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to make sure that ceiling is not exceeded. At December 31, 2000, the outstanding principal balance of the Intercompany Loans equaled 60.7% of the then outstanding principal balance of the HELOCs pledged as security.


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses is intended to cover probable credit losses for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance for loan losses is based upon management estimates, which are inherently uncertain. Factors affecting the uncertainty of specific loss and expected loss estimates include the volatility of default probabilities, rating migrations and loss severity. These uncertainties also could relate to current macroeconomic conditions, changes in underwriting standards, unexpected correlations within the portfolio or other factors.

The allowance for loan losses is reviewed in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted. At December 31, 2000, management of the Company deemed its allowance for loan losses to be adequate.

The accompanying table reflects the activity in the Company's allowance for loan losses during 2000 and 1999:

ALLOWANCE FOR LOAN LOSSES                              YEAR ENDED         YEAR ENDED
    (in thousands)                                      12/31/00           12/31/99
                                                       ---------          ---------
         Total allowance at beginning of period        $   4,962          $   4,120
         Acquired allowance                              140,515                929
         Provision for loan losses                           926                  0
         Charge-offs                                     (13,811)               (87)
         Recoveries                                          127                  0
                                                       ---------          ---------
              Total allowance at end of period         $ 132,719          $   4,962
                                                       =========          =========

     ALLOWANCE FOR LOAN LOSSES TO:

              Total Direct Loans at period end              1.94%               .46%



INTEREST RATE RISK

The Company's income consists primarily of interest payments on the Direct Loans and the Intercompany Loans. The Direct Loans are held for investment and are non-trading items. Currently, the Company does not use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, the Company may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on adjustable rate mortgages are based and from prepayments of Direct Loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding Direct Loans. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares and Series B Preferred Shares.

The following table sets forth certain information concerning the current interest rates borne by the Loans constituting the Company's portfolio.

($ in thousands)


                           PRINCIPAL BALANCES OF              PRINCIPAL BALANCES OF
                            VARIABLE RATE LOANS                 FIXED RATE LOANS


                        2000                       1999                      2000                  1999
                  $            %*            $            %*            $           %*         $         %*
              ---------      -----       ---------      -----       ---------     -----     ------      ----
DIRECT LOANS  1,043,083      15.28       1,016,006      95.01       5,783,763     84.72     53,371      4.99
INTERCOMPANY  2,627,193       --              --         --              --        --          N/A       N/A
LOANS

                       ESTIMATED             ESTIMATED
                       WEIGHTED               WEIGHTED
                       AVERAGE                AVERAGE
                     CONTRACTUAL             DURATION
                    INTEREST-RATE
                   2000       1999       2000       1999
                    %          %         YEARS      YEARS
                   ----       ----        ---        ---
DIRECT LOANS       9.08       7.23        3.2        2.3
INTERCOMPANY       6.50       --          N/A        N/A
LOANS

-------------
* %  OF  PORTFOLIO

The Company monitors the impact that changes in market interest rates are expected to have on its interest rate sensitive assets and liabilities. The Company periodically performs analyses to quantify the estimated impact that changes in market interest rates are expected to have on net interest income and the fair value of these asset and liabilities.

A decline in market interest rates is expected to have the following impact on net interest income:

- Reduction in interest income on adjustable rate loans or partially fixed rate loans that are in interest rate reset periods

- Reduction in interest income on the fixed or partially fixed loans that are not in interest rate reset periods as declines in interest rates generally will increase prepayments on such loans, resulting in lower interest income because the prepayment proceeds are reinvested in lower-yielding Direct Loans or other investments

-    Reduction in interest income on the Intercompany Loans

-    Reduction in interest expense on the intercompany borrowings

Conversely, an increase in market interest rates is expected to have the following impact on net interest income:

- Increase interest income on adjustable rate loans or partially fixed rate loans that are in interest rate reset periods

- Increase in interest income on the fixed or partially fixed loans that are not in interest rate reset periods as increases in interest rates generally slow prepayments and the Company continues to earn the stated fixed rate on relatively higher loan portfolio balances

-    Increase in interest income on the Intercompany Loans

-    Increase interest expense on the intercompany borrowings

Using the Company's option-adjusted spread (OAS) valuation model, the Company estimates that a decline in market interest rates of 100 basis points will reduce net interest income by approximately 3.5% of projected 2001 net interest income.

A decline in interest rates will increase the fair value of the fixed rate and partially fixed rate loans in the portfolio. Conversely an increase in interest rates will reduce the fair value of the fixed rate and partially fixed rate loans in the portfolio. Changes in interest rates generally do not have a significant impact on the Company's loans with variable interest rates or the intercompany borrowings as these instruments bear interest rates that approximate prevailing market rates.

Using the OAS valuation model, the Company estimates that an increase in market interest rates of 100 basis points will reduce the fair value of the Direct Loan portfolio by 3.2% of the fair value of the Direct Loan portfolio as of December 31, 2000.

The OAS valuation and modeling technique used by the Company assumes that market interest rates will change instantaneously and that the yield curve will move in a parallel fashion. The modeling technique assumes that prepayment proceeds are reinvested in similar investments at then prevailing market rates. The technique does not include the potential impact of widening or tightening of the spreads inherent in its loan portfolio that may occur as interest rates change, or the potential impact that changes in interest rates may have on the credit risk inherent in the portfolio.

CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry or geographic region. The following table shows the Company's Direct Loan portfolio by geographic area as of December 31, 2000 and 1999:

                                                  DECEMBER 31, 2000            DECEMBER 31, 1999
                                              ---------------------          --------------------
    ($ in thousands)                            AMOUNT        PERCENT        AMOUNT       PERCENT
    ----------------                          ----------      -------     ----------      -------
Geographic Area
California                                    $1,358,451       19.9%      $  388,166       36.3%
New York                                         537,066        7.9%          78,544        7.3%
Texas                                            478,131        7.0%          52,747        4.9%
Florida                                          343,325        5.0%          50,924        4.8%
Other States (no State has more than 5%)       4,109,873       60.2%         498,996       46.7%
                                              ----------        ---       ----------        ---
Total                                         $6,826,846        100%      $1,069,377        100%
                                              ==========        ===       ==========        ===

At December 31, 2000, approximately 19.9% of the Company's total Direct Loan portfolio consisted of loans collateralized by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying Direct Loans.

At December 31, 2000, the HELOCs that are pledged as collateral for the Intercompany Loans are collateralized by residential real estate properties located in New York (43%), California (24%), Connecticut (7%) and New Jersey (6%). No other state constituted more than 5% of the HELOC portfolio that collateralized the Intercompany Loans on that date.


LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

During 2000, the Company's principal liquidity needs have been to maintain its current portfolio size of First Mortgage Loans, to acquire the Additional Assets, and to pay dividends on its outstanding securities, including the Series A Preferred Shares and Series B Preferred Shares. The initial acquisition of First Mortgage Loans was funded by the proceeds of the sale of the Series A Preferred Shares. Additional First Mortgage Loans are intended to be funded with the proceeds obtained from the sale or repayment by individual borrowers of the principal balances of First Mortgage Loans that are currently held in the portfolio.

The acquisition of the Additional Assets was funded through the issuance to the Bank of the Series B Preferred Shares. Following the initial acquisition of the Additional Assets, proceeds obtained from the sale or repayment of principal balances of the Additional Assets will be used to purchase more Additional Assets or First Mortgage Loans. The Company may also increase the size of its portfolio of Additional Assets from time to time. Any such increases may be funded either through intercompany advances made by the Bank to the Company or through the sale to the Bank of additional shares of Series B Preferred Shares. In addition, the Bank may advance funds to the Company on a temporary basis from time to time pending completion of a planned sale of Series B Preferred Shares.

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

The Company may also issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares and Series B Preferred Shares without the consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding at that time, voting together as a single class. In addition, the Company may not issue additional shares of Preferred Stock ranking on parity with the Series A Preferred Shares without the approval of a majority of the Company's Independent Directors. The Company's Independent Directors approved the issuance of the Series B Preferred Shares.

The Company has entered into an intercompany line of credit with the Bank, which is utilized to meet short term funding needs. The Company may make prepayments towards the principal of the loan at any time without penalty. The Company may use proceeds from any such borrowings to purchase Additional Assets or for other corporate purposes. At December 31, 2000, the Company had borrowed approximately $679,000,000 under the line of credit. Approximately $1,321,000,000 of the line of credit remained unused as of December 31, 2000.

The main source of cash flows related to the Operating Activities of the Company is derived from net income. The cash provided by Financing Activities, which involves primarily the issuance of preferred stock, is utilized to increase the investment portfolio of the Company.

The Company does not anticipate having any material capital expenditures.


OPERATIONAL RISK MANAGEMENT

As noted above, the Company is a subsidiary of the Bank, which is itself a wholly owned subsidiary of JPMC. The Company has no employees. In accordance with agreements between the Company and the Bank, the Bank manages all of the Company's operations. In addition, the Bank and CMMC service all of the Company's loans. Accordingly, the Company may be subject to certain operating risks impacting the operations of JPMC, the Bank and CMMC. Such operating risks include the risk of fraud by employees of the Bank or its affiliates or by outsiders, unauthorized transactions by such employees and errors relating to computer and telecommunications systems. Although JPMC, the Bank and CMMC maintain a system of controls designed to provide management with timely and accurate operational information and to keep operating risks at appropriate levels, there can be no assurance that the Company will not suffer loss from operating risk in the future.

ACCOUNTING DEVELOPMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, which establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in a derivative's fair value is generally to be recognized in current period earnings or equity. Management of the Company believes that the adoption of SFAS 133 will not significantly affect the Company's earnings or financial position. Currently, the Company does not utilize derivative products to hedge its interest rate risk, nor does it maintain freestanding derivatives or embedded derivatives that require bifurcation. As a result, the Company did not have a SFAS 133 transition adjustment on January 1, 2001.

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

In 1999, the Accounting Standard Executive Committee of the AICPA formed the Allowance for Loan Losses Task Force ("Task Force") to research current accounting guidance and practices as they relate to loan losses. The expectations are that the Task Force will develop a statement of position that will provide additional accounting and reporting guidance and clarification on the factors to consider in determining the allowance for loan losses. The Task Force is continuing its deliberation, and its impact is yet to be determined.

COMPARISON BETWEEN 1999 AND 1998

The Company's net interest income was $73,326,000 in 1999 compared with $79,428,000 in 1998. Basic earnings per share were $25,577,000 and $32,009,000 for 1999 and 1998, respectively. In 1999, interest income from residential and commercial First Mortgage Loans was $63,192,000 and $6,284,000, respectively, representing a total average yield of 6.9%, compared with interest income from residential and commercial First Mortgage Loans of $64,430,000 and $7,909,000, respectively, representing a total average yield of 7.6% for 1998.

After deductions of $2,604,000 in servicing fees and $595,000 for advisory and other administrative expenses, the Company reported net income of $70,127,000 in 1999 after deductions of $2,249,000 in servicing fees and $620,000 for advisory fees and other administrative expenses, the Company reported net income of $76,559,000 in 1998.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

For information related to interest rate risk, see the Interest Rate Risk section on page 12.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Accountants



To the Board of Directors and Stockholders of Chase Preferred Capital Corporation

In our opinion, the accompanying balance sheet and the related statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chase Preferred Capital Corporation (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
New York, New York
March 21, 2001

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CHASE PREFERRED CAPITAL CORPORATION
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               12/31/00                12/31/99
                                                                                              -----------             -----------
ASSETS:

Residential First Mortgage Loans                                                              $ 1,039,913             $ 1,014,144
Commercial First Mortgage Loans                                                                    37,339                  55,233
Residential Second Mortgage Loans                                                               3,279,021                       0
Residential Manufactured Housing Loans                                                          2,470,573                       0
Intercompany Loans                                                                              2,627,193                       0
                                                                                              -----------             -----------
                                                                                                9,454,039               1,069,377
   Less: allowance for loan losses                                                               (132,719)                 (4,962)
                                                                                              -----------             -----------
                                                                                                9,321,320               1,064,415

Cash and cash equivalents                                                                          31,982                  47,703
Accrued interest receivable due from affiliates                                                    14,580                     225
Accrued interest receivable due from third parties                                                 35,910                   6,957
Accounts receivable due from third parties                                                              9                       0
Assets acquired as loan satisfaction                                                                6,981                       0
                                                                                              -----------             -----------
            TOTAL ASSETS                                                                      $ 9,410,782             $ 1,119,300
                                                                                              ===========             ===========
LIABILITIES:

Due to affiliates                                                                                     594                       0
Intercompany borrowings                                                                           679,000                       0
Accounts payable and accrued liabilities                                                               70                     126
                                                                                              -----------             -----------
             TOTAL LIABILITIES                                                                    679,664                     126
                                                                                              -----------             -----------
Commitments and contingencies (See Note 7)


STOCKHOLDERS' EQUITY:

Preferred stock, par value $25 per share; 50,000,000 shares authorized
   22,000,000 shares Series A issued and outstanding; stated value $25 per share                  550,000                 550,000
   7,600 shares Series B issued and outstanding; stated value $1,000,000 per share              7,600,000                       0
Common stock, par value $171,750,000 per share; one share
   authorized and outstanding                                                                     171,750                 171,750
Capital surplus                                                                                   382,005                 382,005
Retained earnings *                                                                                27,363                  15,419
                                                                                              -----------             -----------
             TOTAL STOCKHOLDERS' EQUITY                                                         8,731,118               1,119,174
                                                                                              -----------             -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 9,410,782             $ 1,119,300
                                                                                              ===========             ===========

* No retained earnings related to property sales

  The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                      YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                       12/31/00            12/31/99            12/31/98
                                                                       --------            --------            --------
INTEREST INCOME:

Residential first mortgage loans                                       $ 66,503            $ 63,192            $ 64,430
Commercial first mortgage loans                                           4,522               6,284               7,909
Second mortgage loans                                                   185,050                   0                   0
Manufactured housing loans                                              126,590                   0                   0
Intercompany loans                                                      126,224                   0                   0
Interest on overnight investments                                         5,183               3,850               7,089
                                                                       --------            --------            --------
      Total interest income                                             514,072              73,326              79,428

Interest expense on intercompany borrowings                               4,879                   0                   0
                                                                       --------            --------            --------
      Net interest income                                               509,193              73,326              79,428

Provision for credit losses                                                 926                   0                   0
                                                                       --------            --------            --------

      Net interest income after provision for credit losses             508,267              73,326              79,428
                                                                       --------            --------            --------

Other revenue                                                               176                   0                   0


NONINTEREST EXPENSE:

Servicing fees                                                           22,435               2,604               2,249
Advisory fees                                                               500                 250                 250
Foreclosure and other expenses                                            1,158                 345                 370
                                                                       --------            --------            --------

      Total noninterest expense                                          24,093               3,199               2,869
                                                                       --------            --------            --------

NET INCOME                                                             $484,350            $ 70,127            $ 76,559
                                                                       ========            ========            ========

NET INCOME APPLICABLE TO COMMON SHARE                                  $102,212            $ 25,577            $ 32,009
                                                                       ========            ========            ========

BASIC AND FULLY DILUTED
  NET INCOME PER COMMON SHARE(a)                                       $102,212            $ 25,577            $ 32,009
                                                                       ========            ========            ========

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

                       CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                  YEAR ENDED               YEAR ENDED              YEAR ENDED
                                                                   12/31/00                 12/31/99                12/31/98
                                                                  -----------             -----------             -----------
SERIES A PREFERRED STOCK:

Balance at beginning of period                                    $   550,000             $   550,000             $   550,000
                                                                  -----------             -----------             -----------
Balance at end of period                                          $   550,000             $   550,000             $   550,000
                                                                  ===========             ===========             ===========

SERIES B PREFERRED STOCK:

Balance at beginning of period                                    $         0             $         0             $         0
4,800 shares issued April 7, 2000 at $1,000,000 stated
         value per share                                            4,800,000                       0                       0
2,800 shares issued May 16, 2000 at $1,000,000 stated
         value per share                                            2,800,000                       0                       0
                                                                  -----------             -----------             -----------
Balance at end of period                                          $ 7,600,000             $         0             $         0
                                                                  ===========             ===========             ===========

COMMON STOCK:

Balance at beginning of period                                    $   171,750             $   171,750             $   171,750
                                                                  -----------             -----------             -----------
Balance at end of period                                          $   171,750             $   171,750             $   171,750
                                                                  ===========             ===========             ===========

CAPITAL SURPLUS:

Balance at beginning of period                                    $   382,005             $   381,637             $   381,637
Other                                                                       0                     368                       0
                                                                  -----------             -----------             -----------
Balance at end of period                                          $   382,005             $   382,005             $   381,637
                                                                  ===========             ===========             ===========

RETAINED EARNINGS:

Balance at beginning of period                                    $    15,419             $    17,487             $    16,543
Net Income                                                            484,350                  70,127                  76,559
Capital distribution to affiliate                                     (18,788)                      0                       0
Common dividends                                                      (71,480)                (27,645)                (31,065)
Series A Preferred dividends                                          (44,550)                (44,550)                (44,550)
Series B Preferred dividends                                         (337,588)                      0                       0
                                                                  -----------             -----------             -----------
Balance at end of period                                               27,363                  15,419                  17,487
                                                                  ===========             ===========             ===========
TOTAL STOCKHOLDERS' EQUITY                                        $ 8,731,118             $ 1,119,174             $ 1,120,874
                                                                  ===========             ===========             ===========

  The Notes to Financial Statements are an integral part of these Statements.

                       CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                                  12/31/00            12/31/99            12/31/98
                                                                                -----------         -----------         -----------
OPERATING ACTIVITIES:

Net income                                                                      $   484,350         $    70,127         $    76,559

Adjustments to reconcile net income to net cash provided by operating activities:

      Amortization of deferred costs                                                 15,248               4,764               2,140
      Provision for loan losses                                                         926                   0                   0

      Net change in:
      Accrued interest receivable due from affiliates                               (14,355)             70,915             (30,476)
      Accrued interest receivable due from third parties                               (355)              2,634               1,896
      Accounts receivable due from third parties                                         (9)                  0                   0
      Accounts payable and accrued liabilities                                          (56)                 62                  65
      Due to affiliates                                                                 594                   0              (2,867)
                                                                                -----------         -----------         -----------

Net cash provided by operating activities                                           486,343             148,502              47,317
                                                                                -----------         -----------         -----------

INVESTING ACTIVITIES:
      Intercompany loans issued                                                  (2,627,193)                  0                   0
      Purchase of residential first mortgage loans                                 (276,496)           (554,561)           (642,854)
      Purchase of second mortgage loans                                          (3,784,617)                  0                   0
      Purchase of manufactured housing loans                                     (2,474,195)                  0                   0
      Principal payments received                                                   880,578             501,795             603,920
      Purchase of accrued interest receivable                                       (28,598)             (1,888)             (2,618)
      Other                                                                           1,863                 835               1,146
                                                                                -----------         -----------         -----------

Net cash used by investing activities                                            (8,308,658)            (53,819)            (40,406)
                                                                                -----------         -----------         -----------

FINANCING ACTIVITIES:
      Net capital distribution to affiliate                                         (18,788)                  0                   0
      Intercompany borrowings                                                       679,000                   0                   0
      Issuance of Series B Preferred Stock                                        7,600,000                   0                   0
      Dividends paid                                                               (453,618)            (72,195)            (75,615)
                                                                                -----------         -----------         -----------

Net cash provided (used) by financing activities                                  7,806,594             (72,195)            (75,615)
                                                                                -----------         -----------         -----------

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                  (15,721)             22,488             (68,704)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     47,703              25,215              93,919

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    31,982         $    47,703         $    25,215
                                                                                ===========         ===========         ===========

Supplemental disclosure of non-cash investing activities
   Assets acquired as loan satisfaction                                         $     8,844         $         0         $         0
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest                                                                     $     4,511         $         0         $         0
   Taxes (State)                                                                         22                 118                 121

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

The Company is authorized to issue 50,000,000 shares of Preferred Stock, $25 par value per share, and one share of Common Stock, $171,750,000 par value per share. At December 31, 2000, 22,000,000 shares of 8.10% Cumulative Preferred Stock, Series A ("Series A Preferred Shares") were outstanding and 7,600 shares of Floating Rate Cumulative Preferred Stock, Series B ("Series B Preferred Shares") were outstanding. The Series A Preferred Shares are traded on the New York Stock Exchange. The Common Stock and Series B Preferred Shares of the Company are held by the Bank.

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

Certain amounts in the accompanying prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans:

Loans secured by first mortgages on residential and commercial properties ("First Mortgage Loans"), loans secured by second mortgages on single family (one-to-four unit) residential real estate properties ("Second Mortgage Loans") and loans secured by first priority security interests in manufactured housing units ("Manufactured Housing Loans") are carried at the principal amount outstanding, net of any premium or discount associated with these loans. Interest income, including amortization of premiums and accretion of discounts on loans held for investment, is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Loans acquired from the Bank are initially recorded at the historical cost basis in the accompanying balance sheet. Any difference between the amount paid by the Company and the historical cost basis is treated as an adjustment to equity. Loans acquired from the Chase Manhattan Bank USA, National Association ("Chase USA") and Chase Mortgage Holdings Inc., a subsidiary of the Bank, are initially recorded at fair value. The First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans are collectively referred to as the "Direct Loans". The Direct Loans are held for investment and are non-trading items.

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

A loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Company accounts for and discloses nonaccrual commercial First Mortgage Loans and Intercompany Loans as impaired. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans in the manner set forth above for nonaccrual loans. The Company excludes from impaired loans its residential First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans.

A collateralized loan is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Allowance for Loan Losses:

The Company's allowance for loan losses is intended to cover probable credit losses for which either the asset is not specifically identified or the size of the loss has not been fully determined. The allowance for loan losses is reviewed at least quarterly in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted.

The allowance for loan losses is increased by allowances related to purchased Direct Loan portfolios at amounts equal to the predecessor's historical cost basis, and by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Direct Loans, other than commercial First Mortgage Loans, are generally charged to the allowance for loan losses upon reaching specified stages of delinquency in accordance with the Federal Financial Institutions Examination Council's ("FFIEC") policy. For example, residential First Mortgage Loans and Second Mortgage Loans are generally charged off to net realizable value at 180 days past due, while Manufactured Housing Loans are generally charged off (to net realizable value if collateralized) at 120 days past due.

Cash and Cash Equivalents:

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 2000, the Company's cash was held in custody at a third party financial institution, and cash equivalents (overnight deposits) were held in custody at the Bank.

Dividends:

Preferred Stock. Dividends on the Series A Preferred Shares are cumulative and are payable quarterly on the last day of March, June, September and December at a rate of 8.10% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series B Preferred Shares are cumulative and are payable quarterly on the last day of March, June, September and December at a variable rate equal to the Federal funds (effective) rate.

Common Stock. The common shareholder is entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available after all preferred dividends have been paid.

Net Income Per Common Share:

Net income per share is computed by dividing net income after preferred dividends by the weighted average number of shares of Common Stock outstanding.

Income Taxes:

The Company has elected to be treated as a Real Estate Investment Trust ("REIT") pursuant to provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income tax on its taxable income to the extent it distributes at least 95% of its taxable income to its shareholders and it meets certain other requirements set forth in the Code. The Company intends to maintain its qualification as a REIT for federal income tax purposes. The Company intends to pay qualifying dividends (for federal income tax purposes) on all of its taxable income to the holders of its Common Stock, Series A Preferred Shares and Series B Preferred Shares, a portion of which may be in the form of "consent" dividends or "subsequent year" dividends, pursuant to the Code. As a result, the Company has made no provision for income taxes in the accompanying financial statements.

Statement of Cash Flows:

The main source of cash flows related to the Operating Activities of the Company is derived from Net Income. The cash provided by the Financing Activities, which is primarily provided by the issuance of preferred stock, is utilized to increase the investment portfolio of the Company.

NOTE 3 - LOAN PORTFOLIO

First Mortgage Loans:

First Mortgage Loans consist of both residential and commercial First Mortgage Loans. Residential First Mortgage Loans consist of six-month prime rate adjustable rate mortgages ("ARMs"); six-month treasury ARMs; three-year fixed rate loans with an automatic conversion to six-month, one-year and three-year treasury ARMs; one-year, five-year, seven-year and ten-year fixed rate loans with an automatic conversion to one-year treasury ARMs; and fixed rate loans. The commercial First Mortgage Loans consist of fixed and variable rate loans, a majority of which have balloon payments.

Second Mortgage Loans:

Second Mortgage Loans consist of one-year treasury ARMs and 15-year and 30-year fixed rate loans. The initial portfolio of Second Mortgage Loans was acquired from the Bank and Chase USA through the purchase by the Company of a 100% participation interest in such Loans, including the related servicing rights.

Manufactured Housing Loans:

Manufactured Housing Loans consist of 15-year and 30-year fixed rate loans. The initial portfolio was acquired from the Bank and Chase USA through the purchase by the Company of a 100% participation interest in such Loans, including the related servicing rights.

Intercompany Loans:

The Intercompany Loans to the Bank and Chase USA are variable rate loans bearing interest rates equal to the Federal funds (effective) rate. The Intercompany Loans are secured by the pledge of the Bank and Chase USA of all loans originated under home equity lines of credit extended by those banks. The security agreements with respect to the Intercompany Loans provide that all HELOCs, regardless of their credit quality, will be pledged to the Company, although the Company has the discretion to release its security interest in any particular HELOC or to require the Bank or Chase USA, as the case may be, to take appropriate action with respect to the borrower under the HELOC, including, without limitation, initiating foreclosure proceedings with respect to the property securing the HELOC. As of December 31, 2000, the outstanding principal balance of the Intercompany Loans equaled $2,627,193,000, representing 60.7% of the then outstanding principal balance of the HELOCs pledged as security.


The following represents the Loan portfolio before allowance for loan losses as of the dates indicated:


                                             12/31/00           12/31/99
                                           (in thousands)     (in thousands)

   Residential First Mortgage Loans         $   1,039,913      $   1,014,144
   Commercial First Mortgage Loans                 37,339             55,233
   Second Mortgage Loans                        3,279,021                  0
   Manufactured Housing Loans                   2,470,573                  0
   Intercompany Loans                           2,627,193                  0
                                            -------------      -------------
     Total portfolio                        $   9,454,039      $   1,069,377
                                            =============      =============

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The table below summarizes the changes in the allowance for loan losses during 2000, 1999, and 1998:

ALLOWANCE FOR LOAN LOSSES
    (in thousands)

                                                           12/31/00          12/31/99            12/31/98
                                                         ------------------------------------------------
    Total allowance at beginning of period               $    4,962        $    4,120        $      3,468
    Acquired allowance                                      140,515               929               1,092
    Provision for loan losses                                   926                 0                   0
    Charge-offs                                             (13,811)              (87)               (440)
    Recoveries                                                  127                 0                   0
                                                         ----------        ----------        ------------
    Total allowance at end of period                       $132,719        $    4,962        $      4,120
                                                         ==========        ==========        ============

At December 31, 2000, 1999 and 1998, the Company's allowance for loan losses as a percentage of Direct Loans was 1.94%, .46% and .40%, respectively.


NOTE 5 - DIVIDENDS

For each of the years ended December 31, 2000, 1999 and 1998, the Company paid $44,550,000 in dividends on the Series A Preferred Shares and in 2000 paid $337,588,000 in dividends on the Series B Preferred Shares. In addition, the Company paid Common Stock dividends of approximately $71,480,000 in 2000, compared with $27,645,000 in 1999 and $31,065,000 in 1998.

NOTE 6 - RELATED PARTY TRANSACTIONS

At March 31, 2000, the Company's loan portfolio consisted solely of First Mortgage Loans that it had acquired from the Bank or its affiliates.

In April 2000, the Company acquired approximately $2.1 billion of Second Mortgage Loans (and related servicing rights) that had been originated or acquired by the Bank or Chase USA or their affiliates. In May 2000, the Company acquired approximately $1.9 billion of Manufactured Housing Loans (and related servicing rights) that had been originated or acquired by the Bank of Chase USA or their affiliates. The Second Mortgage Loans and the Manufactured Housing Loans were acquired through sales by the Bank and Chase USA of 100% participation interests of such loans to the Company. The participation interests were purchased at prices equal to the estimated fair values of the loans. On a monthly basis following the initial acquisitions of the Second Mortgage Loans and Manufactured Housing Loans, the Company has purchased 100% participation interest in substantially all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and Chase USA meeting certain specified credit criteria.

In April 2000, the Company also extended approximately $2.6 billion of non-recourse intercompany loans ("Intercompany Loans") to the Bank and Chase USA which are secured by a pledge by the Bank and Chase USA of all outstanding loans under home equity lines of credit ("HELOCS") originated by the Bank or Chase USA, as the case may be. The initial aggregate principal amount of the Intercompany Loans equaled approximately 80% of the outstanding principal balance of the HELOCs pledged as security therefor. On a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA, subject to certain limits.

The funds required by the Company to make the initial acquisitions of the Second Mortgage Loans and Manufactured Housing Loans and to make the Intercompany Loans (collectively, the "Additional Assets") were obtained through the issuance and sale to the Bank of the Series B Preferred Shares. The Bank, as holder of the Series B Preferred Shares, is entitled to receive cumulative dividends at a variable dividend rate equal to the Federal funds (effective) rate. The Series B Preferred Shares rank junior to the Series A Preferred Shares with respect to the payment of dividends and rank on a parity with the Series A Preferred Shares upon liquidation, dissolution or winding up of the Company. The Series B Preferred Shares are redeemable at the option of the Company on or after September 18, 2001 or at any time upon the occurrence of certain events relating to the tax treatment of the Company or the Series B Preferred Shares. The Series B Preferred Shares do not have any voting rights, other than the right to approve the issuance of senior preferred stock or certain amendments to the Company's certificate of incorporation that would adversely affect the Series B Preferred Shares. In approving the acquisition of the Additional Assets, the Independent Directors (as defined in the Certificate of Designation), upon receipt of an opinion of counsel, waived all Ownership Limits (as defined in the Company's Certificate of Incorporation) with respect to the Series B Preferred Shares. The Company has also entered into an intercompany line of credit with the Bank. The Company may make prepayments towards the principal of the loan at any time without penalty. The Company may use proceeds from any such borrowings to purchase Additional Assets or for other corporate purposes. At December 31, 2000, the Company had borrowed approximately $679,000,000 under the line of credit. The weighted average interest rate paid by the Company to the Bank on the borrowings outstanding during 2000 was 6.69%. Approximately $1,321,000,000 of the line of credit remained unused as of December 31, 2000.

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

The Company is also party to servicing agreements with the Bank, as servicer, for the servicing of the commercial and residential First Mortgage Loans. The Bank has entered into sub-servicing agreements with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase USA and an indirect wholly-owned subsidiary of J.P. Morgan Chase & Co. (formerly, The Chase Manhattan Corporation ("JPMC")), with respect to the servicing of the First Mortgage Loans. CMMC is also the servicer of the Second Mortgage Loans and Manufactured Housing Loans acquired by the Company. Pursuant to each servicing agreement, the Bank and CMMC, as the case may be, perform the servicing of the Direct Loans owned by the Company in accordance with (i) general industry practices, (ii) any servicing guidelines promulgated by the Company, and (iii) in the case of residential First Mortgage Loans and Second Mortgage Loans, FNMA and FHLMC guidelines and procedures.

For the years ended December 31, 2000, 1999 and 1998, the Company purchased First Mortgage Loans having an outstanding principal balance of approximately $276,496,000, $554,561,000 and $642,855,000, respectively, from the Bank or its affiliates. For the year ended December 31, 2000, the Company purchased Second Mortgage Loans and Manufactured Housing Loans having outstanding principal balances of $3,784,617,000 and $2,474,195,000, respectively. The Company also sold $1,863,000 of non-performing residential First Mortgage Loans to a wholly-owned subsidiary of JPMC during the year ended December 31, 2000. No gain or loss was recognized from this sale.

Advisory fees and servicing fees incurred in 2000, 1999 and 1998 totaled approximately $22,935,000, $2,854,000 and $2,499,000, respectively.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits amounted to approximately $5,183,000, $3,850,000 and $7,089,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

At December 31, 2000, the Company was not subject to any material litigation. None of the Company, the Bank nor any of the Bank's' affiliates is currently involved in any material litigation with respect to the Company's assets that would, in the opinion of the Company's management, have a material adverse effect on the financial condition of the Company.

Credit Risk Concentrations:

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry or geographic region. The following table shows the Company's Direct Loan portfolio by geographic area as of December 31, 2000 and 1999:

                                                                 DECEMBER 31, 2000                   DECEMBER 31, 1999
    ($ in thousands)                                         AMOUNT            PERCENT             AMOUNT       PERCENT
------------------------------------------------------------------------------------------------------------------------
Geographic Area
---------------
California                                              $     1,358,451          19.9%       $     388,166         36.3%
New York                                                        537,066           7.9%              78,544          7.3%
Texas                                                           478,131           7.0%              52,747          4.9%
Florida                                                         343,325           5.0%              50,924          4.8%
Other States (no State has more than 5%)                      4,109,873          60.2%             498,996         46.7%
                                                        ---------------          ----        -------------         -----
Total                                                   $     6,826,846           100%       $   1,069,377          100%
                                                        ===============          ====        =============         =====


At December 31, 2000, approximately 19.9% of the Company's Direct Loan portfolio consisted of loans collateralized by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquakes, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying Direct Loans.

At December 31, 2000, the HELOCs that are pledged as collateral for the Intercompany Loans are collateralized by residential real estate properties concentrated in New York (43%), California (24%), Connecticut (7%) and New Jersey (6%). No other state constituted more than 5% of the HELOC portfolio that collateralized the Intercompany Loans on that date.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures that are required by SFAS 107 provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide range of valuation techniques and numerous estimates that must be made. This lack of objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating and comparing the financial condition of the Company with other REITs.

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

For residential First Mortgage Loans the fair values were estimated by discounting cash flows, adjusted for prepayments. The discount rates used for residential First Mortgage Loans were secondary market yields for comparable instruments, adjusted for credit risk. The discount rates used incorporated the effects of interest rate changes only, since the estimated cash flows were already adjusted for credit risk.

Manufactured Housing, Second Mortgage and Intercompany Loans:

The fair values for the Manufactured Housing and fixed rate Second Mortgage Loans were estimated by discounting cash flows, adjusted for prepayments. The discount rates used were market yields for comparable instruments, adjusted for credit risk. The discount rates used incorporated the effects of interest rate changes only, since the estimated cash flows were already adjusted for credit risk. The fair values for the adjustable rate Second Mortgage Loans are considered to approximate carrying value due to the variable note rate. The fair value of the Intercompany Loans is considered to approximate carrying value due to the variable note rate.

The carrying value and fair value of the Direct Loans at December 31, 2000 and 1999 were as follows (in thousands):

                                                             12/31/00                            12/31/99
                                                                     Estimated                           Estimated
                                                   Carrying Value    Fair Value        Carrying Value    Fair Value
                                                   --------------    ----------        --------------    ----------
First Mortgage Loans, net of allowance for           $1,071,313      $1,084,659         $ 1,064,415     $ 1,070,843
                  loan losses
Second Mortgage Loans, net of allowance              $3,259,063      $3,281,203                   0               0
                for loan losses
Manufactured Housing Loans, net of                   $2,363,751      $2,505,510                   0               0
      allowance for loan losses

Assets and liabilities for which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash and cash equivalents, intercompany loans, accrued interest receivable due from affiliates, accrued interest receivable due from third parties, accounts receivable due from third parties, assets acquired as loan satisfaction, due to affiliates, intercompany borrowings and accounts payable and accrued liabilities, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

SUPPLEMENTARY INFORMATION

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                             2000                              1999
                                                              -----------------------------       ----------------------------
                                                               BALANCE      INTEREST   RATE        BALANCE     INTEREST   RATE
   ASSETS:

   Residential Mortgage Loans                                 $  976,944      66,503    6.8%     $  938,334     63,192    6.7%
   Commercial Mortgage Loans                                      48,531       4,522    9.3%         68,175      6,284    9.2%
   Residential Second Mortgage Loans                           2,162,764     185,050    8.6%              0          0      0%
   Residential Manufactured Housing Loans                      1,349,224     126,590    9.4%              0          0      0%
   Intercompany Loans                                          1,930,915     126,224    6.5%              0          0      0%
   Cash                                                           89,638       5,183    5.8%         72,801      3,850    5.3%
                                                               ---------     -------    ----      ---------     ------    ----
        TOTAL INTEREST-EARNING ASSETS                          6,558,016     514,072    7.8%      1,079,310     73,326    6.8%
                                                               ---------     -------    ----      ---------     ------    ----

    Cash - Noninterest-earning                                     9,548                             16,694
    Allowance for credit losses                                  (55,686)                            (4,567)
   Due from affiliates                                               398                             28,287
   Accrued interest receivable due from affiliates                 5,168                                  0
   Accrued interest receivable due from third parties             20,012                              6,801
   Accounts receivable due from third parties                      7,116                                  0
   Assets acquired as loan satisfaction                            1,961                                  0
                                                              ----------                         ----------
        TOTAL ASSETS                                          $6,546,533                         $1,126,525
                                                              ==========                         ==========

    LIABILITIES:

    Accounts payable                                          $    4,793                         $    4,496
    Due to affiliates                                             33,264                                  0
    Intercompany borrowings                                       72,947       4,879    6.7%              0
                                                              ----------     -------    ----     ----------
        TOTAL LIABILITIES                                        111,004                              4,496
                                                              ----------                         ----------

   STOCKHOLDERS' EQUITY:

   Preferred stock, par value $25 per share;
        50,000,000 shares authorized, 22,000,000
        issued and outstanding                                   550,000                            550,000
   Series B Preferred stock, par value $25 per share;
        7,600 shares issued and outstanding                    5,287,432                                  0
   Common stock, one share authorized and
        outstanding, par value $171,750,000 per share            171,750                            171,750
   Capital surplus                                               382,131                            381,732
   Retained earnings                                              44,216                             18,547
                                                              ----------                         ----------
        TOTAL STOCKHOLDERS' EQUITY                             6,435,529                          1,122,029
                                                              ----------                         ----------
        TOTAL LIABILITIES AND STOCKHOLDERS'                   $6,546,533                         $1,126,525
           EQUITY
                                                              ==========                         ==========

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         2000                                           1999
                                       ----------------------------------------       ------------------------------------------
                                         FOURTH      THIRD      SECOND      FIRST        FOURTH     THIRD      SECOND      FIRST
                                         QUARTER    QUARTER    QUARTER    QUARTER       QUARTER    QUARTER    QUARTER    QUARTER

INTEREST INCOME:

Residential mortgage loans             $  16,902  $  16,817  $  16,814  $  15,970     $  16,829  $  15,823  $  15,209  $  15,331
Commercial mortgage loans                    890      1,006      1,334      1,292         1,528      1,300      1,730      1,726
Second mortgage loans                     69,087     65,852     50,111          0             0          0          0          0
Manufactured housing loans                54,017     48,245     24,328          0             0          0          0          0
Intercompany loans                        43,472     43,771     38,981          0             0          0          0          0
Interest on overnight investments            186        942      3,325        730           101        968      1,913        868
                                       ---------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
      Interest Income                    184,554    176,633    134,893     17,992        18,458     18,091     18,852     17,925
Interest expense on borrowings             4,824         55          0          0             0          0          0          0
                                       ---------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
      Net interest income                179,730    176,578    134,893     17,992        18,458     18,091     18,852     17,925
Provision for credit losses                 (545)         0      1,471          0             0          0          0          0
         Net interest income after
         provision for credit losses     180,275    176,578    133,422     17,992        18,458     18,091     18,852     17,925
                                       ---------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
         Other revenue                        61         66         49          0             0          0          0          0
      NON INTEREST EXPENSE:

Servicing fees                             9,148      8,670      3,949        668           674        657        639        634
Advisory fees                                145        146        146         63            62         62         63         63
Other administrative expenses                491        456        155         56           104         58        102         81
                                       ---------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
         Total noninterest expense         9,784      9,272      4,250        787           840        777        804        778
                                       ---------  ---------  ---------  ---------     ---------  ---------  ---------  ---------

NET INCOME:                            $ 170,552  $ 167,372  $ 129,221  $  17,205     $  17,618  $  17,314   $ 18,048   $ 17,147
                                       =========  =========  =========  =========     =========  =========  =========  =========
NET INCOME APPLICABLE TO
    COMMON SHARE                       $  35,620 $   32,258 $   28,266  $   6,068     $   6,480  $   6,177    $ 6,910    $ 6,010
                                       =========  =========  =========  =========     =========  =========  =========  =========
BASIC AND FULLY DILUTED
      NET INCOME PER COMMON
     SHARE (A)                         $  35,620   $ 32,258   $ 28,266  $   6,068     $   6,480  $   6,177    $ 6,910    $ 6,010
                                       =========  =========  =========  =========     =========  =========  =========  =========

(a) All per share amounts have been restated to reflect the change, effected on December 29, 1998, of the Company's outstanding Common Stock from 572,500 shares, par value $300 per share, to one share, par value $171,750,000 per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The following persons are directors of the Company as of the date hereof:

Richard J. Boyle                           57       Director. Retired as Vice Chairman of the Board of The Chase Manhattan
                                                    Corporation ("Heritage Chase") and The Chase Manhattan Bank, N.A. upon consummation of the merger of Heritage Chase with Chemical Banking Corporation on March 31,1996. Mr. Boyle served in such positions since 1987. Mr. Boyle is
                                                    Chairman of the Board and Chief Executive Officer of The Buck Hill Falls
                                                    Company.

Peter Gleysteen                            49       Chairman and Director. The Chief Credit Officer of J.P. Morgan Chase & Co. Prior
                                                    to the merger between J.P. Morgan & Co. Incorporated and The Chase Manhattan
                                                    Corporation ("Chase") on December 31, 2000, Mr. Gleysteen had been responsible for Chase's worldwide loan syndications business and the corporate loan portfolio.

Thomas Jacob                               62       Director. The Chief Executive Officer of Chase Manhattan Mortgage Corporation,
                                                    the mortgage subsidiary of JPMC. Mr. Jacob is also the President of Chase USA and an Executive Vice President of JPMC.

William C. Langley                         62       Director. Retired as an Executive Vice President and Chief Credit and Risk
                                                    Policy Officer of Chemical Banking Corporation and Chemical Bank, effective July
                                                    31, 1996. Mr. Langley had served as Chief Credit Officer since 1990. Mr. Langley is a Director of Singer N.V., the reorganized parent corporation of various
                                                    Singer sewing machine enterprises that were the subject of reorganization proceedings under Chapter 11 of the Bankruptcy Code.

Louis M. Morrell                           54       Treasurer and Director. A Managing Director of the Bank and JPMC. Mr. Morrell
                                                    joined the Bank in 1970 and, since joining, has held various corporate finance and corporate treasury-related positions with the Bank.

Neila B. Radin                             47       Secretary. A Senior Vice President and Associate General Counsel of the Bank.
                                                    Ms. Radin joined the Bank in 1987 and has been a member of its legal department since 1988.

Peter R. Schleif                           53       President and Director. The Financial Management Executive for JPMC's Retail and
                                                    Middle Market Financial Services businesses and a Senior Vice President of the
                                                    Bank.

Joseph L. Sclafani                         52       Director. An Executive Vice President of JPMC and the Bank and Controller of
                                                    JPMC since August 1992.



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


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the fourth quarter of 2000.


EXHIBIT NO.                         EXHIBITS
-----------                         --------
3(a)                            Form of Amended and Restated Certificate of Incorporation of
                                the Company.

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

10(f)                           Form of Hypothecation Loan Agreement, dated as of April 7,
                                2000, between the Company and each of The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association.



10(g)                           Form of Security and Assignment Agreement, dated as of April
                                7, 2000, between the Company and each of The Chase Manhattan
                                Bank and Chase Manhattan Bank USA, National Association.

10(h)                           Form of Amended and Restated Account Control Agreement, dated as of April 7, 2000, among the Company, Chase Manhattan Bank
                                USA, National Association, Chase Manhattan Mortgage
                                Corporation and The Chase Manhattan Bank.

10(i)                           Form of Master Participation Agreement, dated as of April 7,
                                2000, among the Company and each of The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association relating to
                                Second Mortgage Loans.

10(j)                           Form of Master Participation Agreement, dated as of May 12,
                                2000, among the Company and each of Chase Manhattan Bank USA,
                                National Association and The Chase Manhattan Bank relating to the Manufactured Housing Loans.

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


                                             CHASE PREFERRED CAPITAL CORPORATION
                                                         (Registrant)



     Date: March 21, 2001                    By /s/  Louis M. Morrell
                                               ---------------------------------
                                               Louis M. Morrell
                                               Treasurer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signature                              Title                                         Date
    ---------                              -----                                         ----
  /s/  Peter Gleysteen           Chairman and Director                              March 21, 2001
----------------------
  Peter Gleysteen                (Principal Executive Officer)

 /s/  Peter R. Schleif           President and Director                             March 21, 2001
----------------------
 Peter R. Schleif

 /s/  Louis M. Morrell           Treasurer and Director                             March 21, 2001
----------------------
  Louis M. Morrell               (Principal Financial and Accounting Officer)

 /s/  Richard J. Boyle           Director                                           March 21, 2001
----------------------
  Richard J. Boyle

 /s/  Thomas Jacob               Director                                           March 21, 2001
----------------------
 Thomas Jacob

 /s/  William C. Langley         Director                                           March 21, 2001
----------------------
   William C. Langley

/s/  Joseph L. Sclafani          Director                                           March 21, 2001
----------------------
  Joseph L. Sclafani



                                INDEX TO EXHIBITS


EXHIBIT NO.                         EXHIBITS
-----------                         --------
3(a)                            Form of Amended and Restated Certificate of Incorporation of
                                the Company.

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

10(f)                           Form of Hypothecation Loan Agreement, dated as of April
                                7, 2000, between the Company and each of The Chase Manhattan
                                Bank and Chase Manhattan Bank USA, National Association.

10(g)                           Form of Security and Assignment Agreement, dated as of
                                April 7, 2000, between the Company and each of The Chase
                                Manhattan Bank and Chase Manhattan Bank USA, National
                                Association.

10(h)                           Form of Amended and Restated Account Control Agreement,
                                dated as of April 7, 2000, among the Company, Chase Manhattan
                                Bank USA, National Association, Chase Manhattan Mortgage
                                Corporation and The Chase Manhattan Bank.

10(i)                           Form of Master Participation Agreement, dated as of
                                April 7, 2000, among the Company and each of The Chase
                                Manhattan Bank and Chase Manhattan Bank USA, National
                                Association relating to Second Mortgage Loans.

10(j)                           Form of Master Participation Agreement, dated as of May
                                12, 2000, among the Company and each of Chase Manhattan Bank
                                USA, National Association and The Chase Manhattan Bank
                                relating to the Manufactured Housing Loans.


11                             Computation of net income per share

12(a)                          Computation of ratio of earnings to fixed charges

12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirement