Form 10-Q
period 2001-03-31
CHASE PREFERRED CAPITAL CORP
filed 2001-05-14
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: March 31, 2001           Commission file number:  1-12151
                                                                         -------


                       CHASE PREFERRED CAPITAL CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                13-3899576
--------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


  270 Park Avenue, New York, New York                                 10017
---------------------------------------                           ------------
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

                                         Yes |X|    No |_|


Common Stock, $171,500,000 Par Value                                          1
-------------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on
                                 March 31, 2001.

================================================================================

                                 FORM 10-Q INDEX


Part I                                                                    Page
------                                                                    ----

Item 1. Financial Statements - Chase Preferred Capital Corporation:

          Balance Sheet at March 31, 2001 and December 31, 2000             3

          Statement of Income for the Three Months Ended March 31,
          2001 and 2000                                                     4

          Statement of Changes in Stockholders' Equity for the Three
          Months Ended March 31, 2001 and 2000                              5

          Statement of Cash Flows for the Three Months Ended March 31,
          2001 and 2000                                                     6


          Notes to Financial Statements                                     7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       19


Part II
-------

Item 4.   Exhibits and Current Reports on Form 8-K                         22

Part I
Item 1.


                  CHASE PREFERRED CAPITAL CORPORATION
                             BALANCE SHEET
                   (in thousands, except share data)
                              (Unaudited)

                                               March 31, 2001  December 31, 2000
                                               --------------  -----------------

ASSETS:

Residential First Mortgage Loans                $  1,024,955      $ 1,039,913
Commercial First Mortgage Loans                       35,617           37,339
Residential Second Mortgage Loans                  3,346,179        3,279,021
Residential Manufactured Housing Loans             2,908,036        2,470,573
Intercompany Loans                                 2,627,193        2,627,193
                                                ------------      -----------
                                                   9,941,980        9,454,039
  Less: allowance for loan losses                  (154,292)        (132,719)
                                                ------------      -----------
                                                   9,787,688        9,321,320

Cash and cash equivalents                             58,633           31,982
Accrued interest receivable due from
 affiliates                                           12,129           14,580
Accrued interest receivable due from third
 parties                                              36,396           35,910
Account receivable due from affiliates                 1,149                0
Accounts receivable due from third parties                 8                9
Assets acquired as loan satisfaction                  11,331            6,981
                                                ------------      -----------

   TOTAL ASSETS                                 $  9,907,334      $ 9,410,782
                                                ============      ===========
LIABILITIES:

Intercompany borrowings                            1,141,000          679,000
Due to affiliates                                        618              594
Accounts payable and accrued liabilities                 162               70
                                                ------------      -----------
   TOTAL LIABILITIES                               1,141,780          679,664
                                                ------------      -----------

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $25 per share;
  50,000,000 shares authorized,
  22,000,000 shares Series A issued and
  outstanding; stated value $25 per share            550,000         550,000
  7,600 shares Series B issued and
  outstanding; stated value $1,000,000 per share   7,600,000       7,600,000
Common stock, par value $171,750,000 per share;
  one share authorized and outstanding               171,750         171,750
Capital surplus                                      382,005         382,005
Retained earnings *                                   61,799          27,363
                                                   ---------       ---------

   TOTAL STOCKHOLDERS' EQUITY                      8,765,554       8,731,118
                                                   ---------       ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 9,907,334      $9,410,782
                                                 ===========      ==========

* No retained earnings related to property sales


 The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                  CHASE PREFERRED CAPITAL CORPORATION
                          STATEMENT OF INCOME
                     Three Months Ended March 31,
                            (in thousands)
                              (Unaudited)

                                                       2001              2000
                                                       ----              ----
INTEREST INCOME:

Residential first mortgage loans                  $     18,250       $   15,970
Commercial first mortgage loans                            853            1,292
Residential second mortgage loans                       68,299                0
Residential manufactured housing loans                  56,165                0
Intercompany loans                                      36,761                0
Interest on overnight investments                          336              730
                                                  ------------       ----------
  Total interest income                                180,664           17,992

Interest expense on intercompany borrowings             12,760                0
                                                  ------------       ----------
  Net interest income                                  167,904           17,992

Provision for credit losses                                  0                0
                                                  ------------       ----------

  Net interest income after provision for
    credit losses                                      167,904           17,992
                                                  ------------       -----------

Other revenue                                               68                0

NONINTEREST EXPENSE:

Servicing fees                                           9,904              668
Advisory fees                                              125               63
Foreclosure and other expenses                             738               56
                                                  ------------       ----------

  Total noninterest expense                             10,767              787
                                                  ------------       ----------

NET INCOME                                        $    157,205       $   17,205
                                                  ============       ==========

NET INCOME APPLICABLE TO COMMON SHARE             $     36,844       $    6,068
                                                  ============       ==========

BASIC AND FULLY DILUTED
   NET INCOME PER COMMON SHARE                    $     36,844       $    6,068
                                                  ============       ==========


 The Notes to Financial Statements are an integral part of these Statements.

   Part I
   Item 1. (continued)


                  CHASE PREFERRED CAPITAL CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Three Months Ended March 31,
                            (in thousands)
                              (Unaudited)

                                                   2001             2000
                                                   ----             ----

SERIES A PREFERRED STOCK:

Balance at beginning of period                $    550,000       $   550,000
                                              ------------       -----------
Balance at end of period                           550,000           550,000
                                              ============       ===========


SERIES B PREFERRED STOCK:

Balance at beginning of period                   7,600,000                 0
                                              ------------       -----------
Balance at end of period                         7,600,000                 0
                                              ============       ===========


COMMON STOCK:

Balance at beginning of period                     171,750           171,750
                                              ------------       -----------
Balance at end of period                           171,750           171,750
                                              ============       ===========


CAPITAL SURPLUS:

Balance at beginning of period                     382,005           382,005
                                              ------------       -----------
Balance at end of period                           382,005           382,005
                                              ============       ===========


RETAINED EARNINGS:

Balance at beginning of period                      27,363            15,419
Net income                                         157,205            17,205
Capital distribution to affiliate                  (2,408)                 0
Common dividends                                         0           (6,480)
Series A Preferred dividends                      (11,137)          (11,137)
Series B Preferred dividends                     (109,224)                 0
                                              ------------       -----------
Balance at end of period                            61,799            15,007
                                              ============       ===========


TOTAL STOCKHOLDERS' EQUITY                    $  8,765,554       $ 1,118,762
                                              ============       ===========


The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                  CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENT OF CASH FLOWS
                     Three Months Ended March 31,
                            (in thousands)
                              (Unaudited)

                                                           2001          2000
                                                           ----          ----

OPERATING ACTIVITIES:
Net income                                              $ 157,205    $  17,205

Adjustments to reconcile net income to
 net cash provided by operating activities:

 Amortization of deferred costs                            15,630        1,665

 Net change in:
 Accrued interest receivable due from
  affiliates                                                2,451            0
 Accrued interest receivable due from third
  parties                                                   4,425          491
 Accounts receivable due from affiliates                   (1,149)           0
 Accounts receivable due from third parties                     1            0
 Due to affiliates                                             24          (80)
 Accounts payable and accrued liabilities                      92          (42)
                                                        ---------    ---------

Net cash provided by operating activities                 178,679       19,239
                                                        ---------    ---------

INVESTING ACTIVITIES:
 Purchase of residential first mortgage loans             (85,320)     (50,444)
 Purchase of second mortgage loans                       (385,116)           0
 Purchase of manufactured housing loans                  (484,542)           0
 Principal payments received                              468,630       44,820
 Purchase of accrued interest receivable                   (4,911)        (214)
                                                        ---------    ---------

Net cash used by investing activities                    (491,259)      (5,838)
                                                        ---------    ---------

FINANCING ACTIVITIES:
 Net capital distribution to affiliate                     (2,408)           0
 Intercompany borrowings                                  462,000            0
 Dividends paid                                          (120,361)     (17,617)
                                                        ---------    ---------

Net cash provided (used) by financing
 activities                                               339,231      (17,617)
                                                        ---------    ---------

NET INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              26,651       (4,216)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                   31,982       47,703
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  58,633    $  43,487
                                                        =========    =========

Supplemental disclosure of non-cash investing
 activities
  Net change in assets acquired as loan satisfaction    $   4,350    $       0

Supplemental disclosure of cash flow information
   Cash paid during the period for:
    Interest                                            $  12,509    $       0
    Taxes (State)                                              51           22


The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Chase Preferred Capital Corporation (the "Company") is a Delaware corporation incorporated on June 28, 1996 and created for the purpose of acquiring, holding, and managing real estate assets. The Company is a subsidiary of The Chase Manhattan Bank (the "Bank"), a banking corporation organized under the laws of the State of New York. The Bank is a wholly-owned subsidiary of J.P. Morgan Chase & Co. (formerly, The Chase Manhattan Corporation ("JPMC")). The Company began operating in 1996, upon completion of an initial public offering of 22,000,000 shares of its 8.10% Cumulative Preferred Stock, Series A, $25 par value per share (the "Series A Preferred Stock"), which are currently traded on the New York Stock Exchange. The Company's Common Stock, par value $171,750,000 per share ("Common Stock"), and Floating Rate Cumulative Preferred Stock, Series B, par value $25 per share and liquidation value $1,000,000 per share ("Series B Preferred Stock"), are owned by the Bank.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and prevailing industry practices for interim reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all necessary adjustments (consisting of a normal recurring nature) have been made for a fair presentation of this interim financial information. These notes to our interim financial statements highlight any significant changes to the financial statements included in our 2000 Form 10-K. As a result, these notes to our interim financial statements should be read together with the financial statements and notes thereto included in our 2000 Form 10-K.

Loans secured by first mortgages on residential and commercial properties ("First Mortgage Loans"), loans secured by second mortgages on single family (one-to-four unit) residential real estate properties ("Second Mortgage Loans") and loans secured by first priority security interests in manufactured housing units ("Manufactured Housing Loans") are carried at the principal amount outstanding, net of any premium or discount associated with these loans. Interest income, including amortization of premiums and accretion of discounts on loans held for investment, is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Loans acquired from the Bank are initially recorded at the historical cost basis in the accompanying balance sheet. Any difference between the amount paid by the Company and the historical cost basis is treated as an adjustment to equity. Loans acquired from the Chase Manhattan Bank USA, National Association ("Chase USA") and Chase Mortgage Holdings Inc., a subsidiary of the Bank, are initially recorded at fair value. The First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans are collectively referred to as the "Direct Loans". The Direct Loans are held for investment and are non-trading items. The Company has also extended non-recourse intercompany loans ("Intercompany Loans") to the Bank and Chase USA which are secured by pledges by the Bank and Chase USA of all outstanding loans under home equity lines of credit ("HELOCs") originated by the Bank or Chase USA, as the case may be. The Second Mortgage Loans, the Manufactured Loans and the Intercompany Loans are collectively referred to as the "Additional Assets".

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company maintains an intercompany line of credit with the Bank. The Company may make prepayments towards the principal amount of the loan at any time without penalty. The Company may use proceeds from any such borrowings to purchase Additional Assets or other corporate purposes. At March 31, 2001, the Company had borrowed approximately $1,141,000,000 under the line of credit. The weighted average interest rate paid by the Company to the Bank on the borrowings outstanding during 2001 was 5.7%. Approximately $859,000,000 of the line of credit remained unused as of March 31, 2001.

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

The Company is also party to servicing agreements with the Bank, as servicer, for the servicing of the commercial and residential First Mortgage Loans. The Bank has entered into sub-servicing agreements with Chase Manhattan Mortgage Corporation ("CMMC"), a wholly-owned subsidiary of Chase USA and an indirect wholly-owned subsidiary of JPMC, with respect to the servicing of the First Mortgage Loans. CMMC is also the servicer of the Second Mortgage Loans and Manufactured Housing Loans acquired by the Company. Pursuant to each servicing agreement, the Bank and CMMC, as the case may be, perform the servicing of the Direct Loans owned by the Company in accordance with (i) normal industry practices, (ii) servicing guidelines promulgated by the Company, and (iii) in the case of residential First Mortgage Loans and Second Mortgage Loans, FNMA and FHLMC guidelines and procedures.

Aggregate advisory fees and servicing fees for the quarters ended March 31, 2001 and 2000 totaled approximately $10,029,000 and $731,000, respectively. Pursuant to the terms of the servicing agreement and subservicing agreements relating to the First Mortgage Loans, the Company receives loan payments collected by the servicer (and sub-servicer) in the month immediately following their collection. Pursuant to the terms of the servicing agreement relating to the Second Mortgage Loans and Manufactured Housing Loans, the Company receives loan payments collected by CMMC on the next business day immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended March 31, 2001 and 2000 amounted to approximately $336,000 and $730,000 respectively.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

For a further discussion on the methodology for determining the fair value of the Direct Loans and Intercompany Loans, reference is made to Note 8 included in the Company's 2000 Annual Report.

The carrying value and fair value of the Direct Loans held by the Company at March 31, 2001 and December 31, 2000 are as follows (in thousands):


                                           March 31, 2001                December 31, 2000
                                           --------------                -----------------

                                       Carrying        Estimated      Carrying       Estimated
                                         Value         Fair Value       Value        Fair Value
                                       --------        ----------     --------       ----------
First mortgage loans, net            $ 1,054,480      $  1,078,779     $ 1,071,313    $ 1,084,659
  of allowance for loan losses

Second Mortgage Loans, net of
  allowance for loan losses          $ 3,324,267      $ 3,392,389      $ 3,259,063    $ 3,281,203

Manufactured Housing Loans,
  net of allowance for loan losses   $ 2,781,748      $ 2,954,768      $ 2,363,751    $ 2,505,510


Assets and Liabilities in which Fair Value Approximates Carrying Value:

The fair values of certain financial assets and liabilities carried at cost, including cash and cash equivalents, intercompany loans, accrued interest receivable due from affiliates, accrued interest receivable due from third parties, accounts receivable due from affiliates, accounts receivable due from third parties, assets acquired as loan satisfaction, due to affiliates, intercompany borrowings, and accounts payable and accrued liabilities, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

Part I
Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CHASE PREFERRED CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
                          Three Months Ended March 31,
              (in thousands, except per share, unit and ratio data)
                                   (Unaudited)

                                                     2001              2000
                                                     ----              ----

INCOME STATEMENT:
Interest Income                                 $   180,664      $    17,992

Net Interest Income                                 167,904           17,992
Net Income                                          157,205           17,205

Net Income Applicable to Common Share                36,844            6,068

Income Per Common Share                              36,844      $     6,068

BALANCE SHEET:
Direct Loans                                    $ 7,314,787      $ 1,073,403

Intercompany Loans                                2,627,193                0

Total Assets                                      9,907,334        1,118,846

Series A Preferred Stock Outstanding                550,000          550,000

Series B Preferred Stock Outstanding              7,600,000                0

Total Stockholders' Equity                      $ 8,765,554      $ 1,118,762


OTHER DATA:
Dividends paid on Series A Preferred Stock      $    11,137      $    11,137

Dividends paid on Series B Preferred Stock      $   109,224      $         0

Dividends paid on common shares                 $         0      $     6,480

Number of Series A preferred
   shares outstanding                            22,000,000       22,000,000

Number of Series B preferred
   shares outstanding                                 7,600                0

Number of Common Shares Outstanding                       1                1

Average Yield on Direct Loans                           8.1%             6.5%

Part I
Item 2. (continued)


The Management's Discussion and Analysis in this Form 10-Q may contain certain forward-looking statements, which are subject to risks and uncertainties. The Company's actual results may differ materially from those set forth in these forward-looking statements. Reference is made to the Company's reports filed with the Securities and Exchange Commission, in particular the 2000 Annual Report, for a discussion of factors that may cause such differences to occur.

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

As of March 31, 2001, the Company held assets, as described below, in each of the following four categories: First Mortgage Loans, Second Mortgage Loans, Manufactured Housing Loans and Intercompany Loans (each as defined below).

     First Mortgage Loans. The Company holds mortgage loans acquired from the Bank or its affiliates that are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential or commercial real properties ("First Mortgage Loans"). Over time, as commercial First Mortgage Loans have prepaid or matured, the Company has replaced them with residential First Mortgage Loans. As of March 31, 2001, approximately 96.6% of the Company's portfolio of First Mortgage Loans was comprised of residential First Mortgage Loans, with the balance constituting commercial First Mortgage Loans. The Company expects the percentage of First Mortgage Loans consisting of commercial First Mortgage Loans to continue to decline over time. The Company's residential First Mortgage Loans consist of the following:

|_|  six-month prime rate adjustable rate mortgages ("ARMS");
|_|  six-month treasury ARMs;
|_| three-year fixed rate loans with an automatic conversion to six-month, one-year and three-year treasury ARMs;
|_| one-year, five-year, seven-year and ten-year fixed rate loans with an automatic conversion to one-year treasury ARMs; and
|_|  fixed rate loans.

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

     Intercompany Loans. In April 2000, the Company also extended approximately $2.6 billion of non-recourse intercompany loans ("Intercompany Loans") to the Bank and Chase USA which are secured by pledges by the Bank and Chase USA of all outstanding loans under home equity lines of credit ("HELOCs") originated by the Bank or Chase USA, as the case may be. The initial aggregate principal amount of the Intercompany Loans equaled approximately 80% of the outstanding principal balance of the HELOCs pledged as security therefor. On a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA in an aggregate amount not to exceed 80% of the then outstanding principal balance of HELOCs pledged by the applicable entity. The Intercompany Loan documents also require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of the HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to ensure that such ceiling is not exceeded. As of March 31, 2001, the outstanding principal balance of the Intercompany Loans equaled $2,627,193,000, representing 58.17% of the then outstanding principal balance of the HELOCs pledged as security.

The funds required by the Company to acquire the Second Mortgage Loans and Manufactured Housing Loans and to make the Intercompany Loans (the Second Mortgage Loans, the Manufactured Housing Loans and the Intercompany Loans being collectively referred to as the "Additional Assets") were obtained through the sale by the Company to the Bank of 7,600 shares of Floating Rate Cumulative Preferred Stock, Series B, having a par value of $25 per share and a liquidation preference of $1,000,000 per share (the "Series B Preferred Stock"). Proceeds obtained from the sale or repayment of principal balances of Additional Assets will generally be applied to acquire Additional Assets. However, the Company has issued, and may in the future issue, additional Series B Preferred Shares to the Bank from time to time, as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operation - Liquidity Risk Management" below.

The Company has no foreign operations.

CONSIDERATIONS RELATING TO AFFILIATE TRANSACTIONS

The Bank administers the day-to-day activities of the Company in its role as advisor ("Advisor") under an agreement (the "Advisory Agreement"). CMMC, a wholly-owned subsidiary of Chase USA (i) sub-services the Company's First Mortgage Loans on behalf of the Bank in its capacity as servicer under servicing agreements for the First Mortgage Loans, and (ii) is the servicer of the Company's Second Mortgage Loans and Manufactured Housing Loans pursuant to the agreements by which the Second Mortgage Loans and Manufactured Housing Loans were participated to the Company. See Note 3 to Notes to Financial Statements herein.

The Bank and its affiliates may have interests that are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of assets from the Bank or its affiliates; servicing of those assets, particularly with respect to assets that become classified or placed in nonaccrual status or which have been, more than once during the preceding twelve months, more than 30 days past due in the payment of principal and interest; future dispositions of assets to JPMC or any of its nonbank subsidiaries; the modification of the Advisory Agreement or the Servicing Agreements; and the entry into additional agreements with JPMC, the Bank or their affiliates.

The Company intends that any agreements and transactions between the Company, on the one hand, and JPMC, the Bank or their affiliates, on the other hand, will be fair to all parties and consistent with market terms. The requirement in the Certificate of Designation establishing the Series A Preferred Stock that certain actions of the Company be approved by a majority of the Independent Directors is also intended to ensure fair dealing between the Company and JPMC, the Bank and their respective affiliates.

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

RESULTS OF OPERATIONS

For the quarters ended March 31, 2001 and 2000, the Company reported net interest income of approximately $167,904,000 and $17,992,000, respectively. Interest income from residential and commercial First Mortgage Loans was approximately $18,250,000 and $853,000, respectively, for the quarter ended March 31, 2001 and approximately $15,970,000 and $1,292,000, respectively, for the quarter ended March 31, 2000. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $68,299,000 and $56,165,000, respectively, for the quarter ended March 31, 2001. The total average yield of the Direct Loans for the quarters ended March 31, 2001 and 2000 was 8.1% and 6.5%, respectively. For the quarter ended March 31, 2001, interest income from the Intercompany Loans was $36,761,000, which resulted in an average yield of 5.6%. After deduction of approximately $9,904,000, $125,000 and $738,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively, the Company reported net income of approximately $157,205,000 for the quarter ended March 31, 2001. This compared to net income of approximately $17,205,000 for the quarter ended March 31, 2000, after deducting approximately $668,000, $63,000 and $56,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively.

The Company reported basic earnings per share of $36,844,000 and $6,068,000 for the quarters ended March 31, 2001 and 2000, respectively.

The Company paid $11,137,000 in each of the quarters ended March 31, 2001 and 2000 in dividends on the Series A Preferred Stock. As of the date hereof, all dividend payments on Series A Preferred Stock are current. During the quarter ended March 31, 2001, the Company paid $109,224,000 in dividends on the Series B Preferred Stock. There were no shares of Series B Preferred Stock outstanding during the three months ended March 31, 2000. For the three months ended March 31, 2000, the Company paid Common Stock dividends of approximately $6,480,000. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefore. No dividend on the Common Stock was paid for the three months ended March 31, 2001. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.

At March 31, 2001, the Company borrowed approximately $1,141,000,000 of funds from the Bank pursuant to its line of credit with the Bank. During the quarter ended March 31, 2001, the Company paid to the Bank interest of approximately $12,760,000 on the borrowing, which was based on a variable interest rate equal to the Federal funds (effective) rate.

LOAN PORTFOLIO

As of March 31, 2001 and December 31, 2000, the Company's loan portfolio was as follows: ($ in thousands)

                                                                                                           Net Charge-Offs For the
                                                                                Non-Accruing                 three months ended
                                             Loan Amounts                         Loans                    3/31/01 and 3/31/00
                                             ------------                     -------------              ------------------------

                                       3/31/01           12/31/00         3/31/01         12/31/00        3/31/01         3/31/00
                                       -------           --------         -------         --------        -------         -------
First Mortgage Loans
  Residential                       $  1,024,955       $ 1,039,913       $    1,973      $       0       $       0       $       0
  Commercial                              35,617            37,339                0              0               0               0

Second Mortgage Loans                  3,346,179         3,279,021           22,840         21,466             590               0

Manufactured Housing Loans             2,908,036         2,470,573           17,430         20,282           9,164               0
                                    ------------       -----------       ----------      ---------        --------       ---------
       TOTAL                        $  7,314,787       $ 6,826,846       $   42,243      $  41,748        $  9,754       $       0

Intercompany Loans                    $2,627,193       $ 2,627,193              N/A            N/A             N/A             N/A
                                    ------------       -----------       ----------      ---------        --------       ---------
       TOTAL                        $  9,941,980       $ 9,454,039       $   42,243      $  41,748        $  9,754       $       0


First Mortgage Loans. At March 31, 2001, First Mortgage Loans consisted of both residential and commercial mortgage loans. At that date, residential First Mortgage Loans in the portfolio consisted of six-month treasury and prime rate adjustable mortgages ("ARMs"); one-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year treasury ARMs; three-year fixed rate loans with an automatic conversion to six-month, one-year and three-year treasury ARMs; and fixed rate loans. The commercial First Mortgage Loans consisted of fixed and variable rate loans, a majority of which have balloon payments. As commercial First Mortgage Loans continue to prepay or mature, they will continue to be replaced with residential First Mortgage Loans.

For the quarters ended March 31, 2001 and 2000, the Company purchased First Mortgage Loans having an outstanding principal balance of approximately $85,320,000 and $50,444,000, respectively, from affiliates of the Bank. During the quarters ended March 31, 2001 and 2000, there were no sales of non-performing loans. The Company received approximately $100,837,000 and $44,820,000 of principal payments on its portfolio of First Mortgage Loans from the servicer (and sub-servicer) of such Loans for the quarters ended March 31, 2001 and 2000, respectively.

Second Mortgage Loans. At March 31, 2001, Second Mortgage Loans consisted of only residential mortgage loans. At that date, Second Mortgage Loans in the portfolio consisted of one-year treasury ARMs, and 15-year and 30-year fixed rate loans. The Second Mortgage Loans are acquired from the Bank and Chase USA through the purchase by the Company of an 100% participation interest in such Loans, including the related servicing rights.

For the quarter ended March 31, 2001, the Company purchased Second Mortgage Loans having an outstanding aggregate principal balance of approximately $385,116,000 from the Bank and Chase USA. In addition, for the quarter ended March 31, 2001, the Company received approximately $299,519,000 of principal payments on its portfolio from the servicer of the Second Mortgage Loans.

Manufactured Housing Loans. At March 31, 2001, Manufactured Housing Loans consisted of 15-year and 30-year fixed rate loans. The Manufactured Housing Loans are acquired through the purchase by the Company of an 100% participation interest in such Loans, including the related servicing rights.

For the quarter ended March 31, 2001, the Company purchased Manufactured Housing Loans having an outstanding aggregate principal balance of approximately $484,542,000 from the Bank and Chase USA. In addition, for the quarter ended March 31, 2001, the Company received approximately $72,623,000 of principal payments on its portfolio from the servicer of the Manufactured Housing Loans.

During the quarter ended March 31, 2001, approximately $4,350,000 of the Manufactured Housing Loans purchased from the Bank and its affiliates were reclassified to Assets Acquired as Loan Satisfactions. Collateralized loans are reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Intercompany Loans. The Intercompany Loans to the Bank and Chase USA are variable rate loans bearing interest rates equal to the Federal funds (effective) rate. The Intercompany Loans are secured by the pledge of the Bank and Chase USA of all loans originated under home equity lines of credit extended by those banks. The security agreements with respect to the Intercompany Loans provide that all HELOCs, regardless of their credit quality, will be pledged to the Company, although the Company has the discretion to release its security interest in any particular HELOC or to require the Bank or Chase USA, as the case may be, to take appropriate action with respect to the borrower under the HELOC including, without limitation, initiating foreclosure proceedings with respect to the property securing the HELOC. The Intercompany Loan documents require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of the HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to make sure that ceiling is not exceeded. At March 31, 2001, the outstanding principal balance of the Intercompany Loans equaled 58.17% of the then outstanding principal balance of the HELOCs pledged as security.

Credit Policies. The Board of Directors, with the approval of the Independent Directors, has implemented certain policies with respect to the acquisition of the Direct Loans to be acquired by the Company.

First Mortgage Loans. Under the Company's current policies relating to the First Mortgage Loans the Company intends that each First Mortgage Loan acquired from the Bank or one of its affiliates in the future will be a whole loan, will represent a first lien position and will be originated by the Bank or such affiliate in the ordinary course of its real estate lending activities based on the underwriting standards generally applied at the time of origination for its own account by the Bank or the affiliate of the Bank that originated the First Mortgage Loan. Currently, the Company does not intend to acquire any additional commercial First Mortgage Loans. In addition, the Company's current policy prohibits the acquisition of any First Mortgage Loan or any interest in a First Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), that (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status, or (c) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest.

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

Second Mortgage Loans and Manufactured Housing Loans. The Company currently intends that each Second Mortgage Loan and each Manufactured Housing Loan acquired from the Bank or Chase USA or their affiliates will be originated by the Bank, Chase USA or their respective affiliate, as the case may be, in the ordinary course of its real estate lending activities based on the underwriting standards generally applied at the time of origination for its own account by the Bank or Chase USA or the affiliate that originated the Second Mortgage Loan or Manufactured Housing Loan. The Company currently intends to continue to acquire, on a monthly basis (i) all additional Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and (ii) all Second Mortgage Loans and Manufactured Housing Loans originated by Chase USA other than those that would be considered "low quality" assets under applicable regulatory standards. No Second Mortgage Loan or Manufactured Housing Loans will be acquired by the Company prior to the six month following its origination. Currently, the Company does not intend to require CMMC, as servicer of the Second Mortgage Loans and Manufactured Housing Loans, to dispose of such Loans by reason of any such Second Mortgage Loan or Manufactured Housing Loan becoming classified and being placed on nonaccrual status. Accordingly, the Company anticipates that there may be nonaccruing Second Mortgage Loans and Manufactured Housing Loans in the Company's portfolio from time to time.

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

The Manufactured Housing Loans and the Second Mortgage Loans have been, and will continue to be, acquired on a servicing-released basis. Accordingly, the Company owns the servicing rights associated with the Second Mortgage Loans and Manufactured Housing Loans. The Company has engaged CMMC to service these assets on the Company's behalf. The servicing arrangements between the Company and CMMC provide that the Company retains the power to direct CMMC to foreclose on any Manufactured Housing Loan or Second Mortgage Loan. CMMC, as servicer, receives an annual servicing fee from the Company for each Manufactured Housing Loan and Second Mortgage Loan it services.

Each of the servicing agreements for the First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans requires servicing in accordance with (i) normal industry practices, (ii) with any servicing guidelines promulgated by the Company, and (iii) in the case of the residential First Mortgage Loans and Second Mortgage Loans, with FNMA and FHLMC guidelines and procedures.

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

The allowance for loan losses is reviewed in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted. At March 31, 2001, management of the Company deemed its allowance for loan losses to be adequate.

Part I
Item 2. (continued)


The accompanying table reflects the activity in the Company's allowance for loan losses for the periods indicated:

                                             March 31, 2001      March 31, 2000
                                             --------------      --------------
Allowance for Loan Losses
(in thousands)
-------------------------------------------------------------------------------

Total allowance at beginning of period          $    132,719       $     4,962
Acquired allowance                                    31,327                67
Provision for loan losses                                  0                 0
Charge-offs                                         (10,038)                 0
Recoveries                                               284                 0
                                                ------------       -----------
       Total allowance at end of period         $    154,292       $     5,029
                                                ============       ===========

Allowance for Loan Losses to:

       Total Direct Loans at period end                 2.11%              .47%
===============================================================================

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

($ in thousands)

                                                                                                      Estimated
                                                                                                       Weighted         Estimated
                                                                                                        Average          Weighted
                                 Principal Balances of                Principal Balances of           Contractual        Average
                                  Variable Rate Loans                    Fixed Rate Loans            Interest-Rate       Duration
                                 ---------------------                ---------------------          -------------    -------------

                               2001                2000               2001               2000        2001    2000     2001    2000
----------------------------------------------------------------------------------------------------------------------------------
                          $         %*         $        %*        $         %*         $        %*     %       %      Years   Years
---------------------------------------------------------------------------------------------------------------------------------
    Direct            1,027,813   14.05    1,043,083   15.28   6,286,974   85.95   5,783,763  84.72   9.17    9.08     3.3     3.2
    Loans
   Intercompany       2,627,193     --     2,627,193    --         --        --        N/A     N/A    5.56    6.50     N/A     N/A
   Loans

-------------
* % of portfolio

The Company monitors the impact that changes in market interest rates are expected to have on its interest rate sensitive assets and liabilities. The Company periodically performs analyses to quantify the estimated impact that changes in market interest rates are expected to have on net interest income and the fair value of these asset and liabilities.

A decline in market interest rates is expected to have the following impact on net interest income:
o Reduction in interest income on adjustable rate loans or partially fixed rate loans that are in interest rate reset periods
o Reduction in interest income on the fixed or partially fixed loans that are not in interest rate reset periods as declines in interest rates generally will increase prepayments on such loans, resulting in lower interest income because the prepayment proceeds are reinvested in lower-yielding Direct Loans or other investments
o    Reduction in interest income on the Intercompany Loans
o    Reduction in interest expense on the intercompany borrowings

Conversely, an increase in market interest rates is expected to have the following impact on net interest income:
o Increase interest income on adjustable rate loans or partially fixed rate loans that are in interest rate reset periods
o Increase in interest income on the fixed or partially fixed loans that are not in interest rate reset periods as increases in interest rates generally slow prepayments and the Company continues to earn the stated fixed rate on relatively higher loan portfolio balances
o    Increase in interest income on the Intercompany Loans
o    Increase interest expense on the intercompany borrowings

Using the Company's option-adjusted spread (OAS) valuation model, the Company estimates that a decline in market interest rates of 100 basis points will reduce net interest income by approximately 2.8% of annualized 2001 net interest income.

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

Using the OAS valuation model, the Company estimates that an increase in market interest rates of 100 basis points will reduce the fair value of the Direct Loan portfolio by 3.3% of the fair value of the Direct Loan portfolio as of March 31, 2001.

The OAS valuation and modeling techniques used by the Company assume that market interest rates will change instantaneously and that the yield curve will move in a parallel fashion. The modeling technique assumes that prepayment proceeds are reinvested in similar investments at prevailing market rates. The technique does not include the potential impact of widening or tightening of the spreads inherent in the Company's loan portfolio that may occur as interest rates change, or the potential impact that changes in interest rates may have on the credit risk inherent in the portfolio.

CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry or geographic region. The following table shows the Company's Direct Loan portfolio by geographic area as of March 31, 2001 and March 31, 2000:

($ in thousands)

Geographic Area                       March 31, 2001           March 31, 2000
---------------                       --------------           --------------

New York                         $1,130,360      15.5%       $85,346       8.0%
California                        1,071,113      14.6%       399,171      37.2%
Texas                               650,673       8.9%        50,434       4.7%
Colorado                            163,045       2.2%        73,459       6.8%
Other (no state has more          4,299,596      58.8%       464,993      43.3%
       than 5%)                   ---------      -----       -------      -----
Total                            $7,314,787     100.0%    $1,073,403     100.0%


At March 31, 2001, approximately 15.5% and 14.6% of the Company's Direct Loan portfolio consisted of loans collateralized by residential real estate properties located in New York and California, respectively. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards (earthquake, for example) in these geographic areas that may affect the ability of residential property owners in New York and California to make payments of principal and interest on the underlying Direct Loans.

Part I
Item 2. (continued)

At March 31, 2001, the HELOCs that are pledged as collateral for the Intercompany Loans are collateralized by residential real estate properties located in New York (43%), California (25%), Connecticut (7%) and New Jersey (6%). No other state constituted more than 5% of the HELOC portfolio that collateralized the Intercompany Loans on that date.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

The Company's principal liquidity needs are to maintain its current portfolio size of First Mortgage Loans, to acquire the Additional Assets, and to pay dividends on its outstanding securities, including the Series A Preferred Shares and Series B Preferred Shares. The initial acquisition of First Mortgage Loans was funded by the proceeds of the sale of the Series A Preferred Stock. Additional First Mortgage Loans are intended to be funded with the proceeds obtained from the sale or repayment by individual borrowers of the principal balances of First Mortgage Loans that are currently held in the portfolio.

The acquisition of the Additional Assets was funded through the issuance to the Bank of the Series B Preferred Shares. The acquisition of the Additional Assets in the future are intended to be purchased with the proceeds obtained from the sale or repayment of principal balances of Additional Assets. The Company may also increase the size of its portfolio of Additional Assets from time to time. Any such increases may be funded either through intercompany advances made by the Bank to the Company or through the sale to the Bank of additional shares of Series B Preferred Stock.

The Company has entered into an intercompany line of credit with the Bank, which is utilized to meet short term funding needs. The Company may make prepayments towards the principal amount of the loan at any time without penalty. The Company may use proceeds from any such borrowings to purchase Additional Assets or for other corporate purposes. At March 31, 2001, the Company had borrowed approximately $1,141,000,000 under the line of credit. On April 1, 2001, the Company purchased 1,300 additional shares of the Series B Preferred Stock from the Bank. The proceeds from such sale were used to repay a portion of the amount outstanding under the line of credit.

The Company does not anticipate having any material capital expenditures.


OPERATIONAL RISK MANAGEMENT

As noted above, the Company is a subsidiary of the Bank, which is itself a wholly-owned subsidiary of JPMC. The Company has no employees. In accordance with agreements between the Company and the Bank, the Bank manages all of the Company's operations. In addition, the Bank and CMMC service all of the Company's Loans. Accordingly, the Company may be subject to certain operating risks impacting the operations of JPMC, the Bank and CMMC. Such operating risks include the risk of fraud by employees of the Bank or its affiliates or by outsiders, unauthorized transactions by such employees and errors relating to computer and telecommunications systems. Although JPMC, the Bank and CMMC maintain a system of controls designed to provide management with timely and accurate operational information and to keep operating risks at appropriate levels, there can be no assurance that the Company will not suffer loss from operating risk in the future.


ACCOUNTING DEVELOPMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, which establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in a derivative's fair value is generally to be recognized in current period earnings or equity. Currently, the Company does not utilize derivative products to hedge its interest rate risk, nor does it maintain freestanding derivatives or embedded derivatives that require bifurcation. As a result, the Company did not have a SFAS 133 transition adjustment on January 1, 2001 and the adoption of SFAS 133 did not affect the Company's earnings or financial position.

Part I
Item 2. (continued)


In September 2000, the FASB issued SFAS 140, which revises the standards set forth in SFAS 125 for the accounting of securitizations and other transfers of financial assets and collateral. Statement 140 modifies the criteria for determining whether the transferor has relinquished control of assets and therefore whether the transfer may be accounted for as a sale. SFAS 140 requires new disclosures about securitization activities and incremental disclosures about collateral in addition to maintaining the existing disclosure requirements of SFAS 125. The disclosure provisions of SFAS 140 became effective for the 2000 fiscal year end (December 31, 2000) and the provisions of SFAS 140 relating to the transfer of financial assets and the extinguishment of liabilities are effective for transfers only after March 31, 2001. The Company believes that the adoption of SFAS 140 will not significantly affect the Company's earnings or financial position.

In 1999, the Accounting Standard Executive Committee of the AICPA formed the Allowance for Loan Losses Task Force ("Task Force") to research current accounting guidance and practices as they relate to loan losses. The expectations are that the Task Force will develop a statement of position that will provide additional accounting and reporting guidance and clarification on the factors to consider in determining the allowance for loan losses. The Task Force is continuing its deliberation and its impact is yet to be determined.


OTHER MATTERS

As of March 31, 2001 the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that:

o its Qualified REIT Assets, as defined in the Code, are 91.09% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.

o 89.98% of its revenues qualify for the 75% source of income test and 99.96% of its revenues qualify for the 95% source of income test under the REIT rules.

o none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock, the Series A Preferred Stock and the Series B Preferred Stock and anticipates meeting the 2001 annual distribution and administrative requirements.


Part I
Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding interest rate risk, see the Interest Rate Risk section on page 16.

                       CHASE PREFERRED CAPITAL CORPORATION
                              AVERAGE BALANCE SHEET
                          Three Months Ended March 31,
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                      2001                                   2000
                                                       Balance      Interest     Rate        Balance        Interest       Rate
                                                       -------      --------     ----        -------        --------       ----
                                                                              (Annualized)                             (Annualized)
ASSETS:

Residential First Mortgage Loans                    $ 1,013,479    $   18,250     7.2%      $  1,009,585    $  15,970      6.3%
Commercial First Mortgage Loans                          36,685           853     9.3%            54,682        1,292      9.5%
Residential Second Mortgage Loans                     3,404,187        68,299     8.0%                 0            0        0%
Residential Manufactured Housing Loans                2,654,362        56,165     8.5%                 0            0        0%
Intercompany Loans                                    2,627,193        36,761     5.6%                 0            0        0%
Cash                                                     22,129           336     6.1%            53,439          730      5.5%


   TOTAL INTEREST-EARNING ASSETS                      9,758,035       180,664     7.4%         1,117,706        17,992     6.4%
                                                    -----------    ----------     ---       ------------    ----------     ---

Cash - noninterest-earning                               20,204                                   5,432
Allowance for loan losses                              (133,193)                                 (4,976)
Accounts receivable due from affiliates                     685                                     122
Accrued interest receivable due from affiliates           4,638                                       0
Accrued interest receivable due from third parties       34,873                                   6,482
Accounts receivable due from third parties                  185                                       0
Assets acquired as loan satisfaction                      8,916                                       0
                                                    -----------                             -----------

   TOTAL ASSETS                                     $ 9,694,343                             $  1,124,766
                                                    ===========                             ============

LIABILITIES:

Accounts payable and accrued liabilities            $     4,842                             $     4,335
Due to affiliates                                        44,850                                       0
Intercompany borrowings                                 895,150        12,760    5.7%                 0
                                                    -----------    ----------   ----        -----------

   TOTAL LIABILITIES                                    944,842                                   4,335
                                                    -----------                             -----------


STOCKHOLDERS' EQUITY:

Preferred Stock, par value $25 per share;
  50,000,000 shares authorized, 22,000,000
  shares Series A issued and outstanding;
  stated value $25 per share                            550,000                                 550,000
7,600 shares Series B issued and outstanding;
  stated value $1,000,000 per share                   7,600,000                                       0
Common Stock, par value $171,750,000 per share;
  one share authorized, issued and outstanding          171,751                                 171,750
Capital surplus                                         382,005                                 382,005
Retained earnings                                        45,745                                  16,676
                                                    -----------                          --------------

   TOTAL STOCKHOLDERS' EQUITY                         8,749,501                               1,120,431
                                                    -----------                          --------------

   TOTAL LIABILITIES AND STOCKHOLDERS'              $ 9,694,343                          $    1,124,766
                                                    ===========                          ==============
   EQUITY

                       CHASE PREFERRED CAPITAL CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in thousands, except per share data)
                                   (Unaudited)


                                                2001                                         2000
                                                -----                                        ----
                                                First                    Fourth       Third       Second         First
                                               Quarter                  Quarter      Quarter      Quarter      Quarter
                                               -------                  -------      -------      -------      -------
INTEREST INCOME:

Residential first mortgage loans             $  18,250                $   16,902   $   16,817   $  16,814    $  15,970
Commercial first mortgage loans                    853                       890        1,006       1,334         1,292
Second mortgage loans                           68,299                    69,087       65,852       50,111            0
Manufactured housing loans                      56,165                    54,017       48,245       24,328            0
Intercompany loans                              36,761                    43,472       43,771       38,981            0
Interest on overnight investments                  336                       186          942        3,325          730
                                             ---------                ----------   ----------   ----------   ----------
   Interest income                             180,664                   184,554      176,633      134,893       17,992

Interest expense on borrowings                  12,760                     4,824           55            0            0
                                             ---------                ----------   ----------   ----------   ----------
   Net interest income                         167,904                   179,730      176,578      134,893       17,992

Provision for credit losses                          0                     (545)            0        1,471            0
   Net interest income after
     provision for credit losses               167,904                   180,275      176,578      133,422       17,992
                                             ---------                ----------   ----------   ----------   ----------
Other revenue                                       68                        61           66           49            0
NONINTEREST EXPENSE:

Servicing fees                                   9,904                     9,148        8,670        3,949          668
Advisory fees                                      125                       145          146          146           63
Foreclosure and other expenses                     738                       491          456          155           56
                                             ---------                ----------   ----------   ----------   ----------
   Total noninterest expense                    10,767                     9,784        9,272        4,250          787
                                             ---------                ----------   ----------   ----------   ----------
NET INCOME                                   $ 157,205                $  170,552   $  167,372   $  129,221   $   17,205
                                             =========                ==========   ==========   ==========   ==========
NET INCOME APPLICABLE TO
   COMMON SHARE                              $  36,844                $   35,620   $   32,258   $   28,266   $    6,068
                                             =========                ==========   ==========   ==========   ==========
BASIC AND FULLY DILUTED
   NET INCOME PER COMMON
       SHARE                                 $  36,844                $   35,620   $   32,258   $   28,266   $    6,068
                                             =========                ==========   ==========   ==========   ==========

Part II - OTHER INFORMATION



Item 4. Exhibits and Current Reports on Form 8-K
        ----------------------------------------

        (A) Exhibits:

     11 - Computation of net income per share.

     12 - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

        (B) Reports on Form 8-K:   None

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHASE PREFERRED CAPITAL CORPORATION
                                   -----------------------------------
                                              (Registrant)



Date:  May 14, 2001                By  /s/  Louis M. Morrell
                                       -------------------------------
                                            Louis M. Morrell
                                            Treasurer

Part II
Item 4. (continued)


                                   EXHIBIT 11
                       CHASE PREFERRED CAPITAL CORPORATION
                   Computation of net income per common share
               (in thousands, except share and per share amounts)
                                   (Unaudited)

Net income for basic and fully diluted earnings per share is computed by subtracting from the applicable earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the weighted average number of shares of common shares outstanding during the period.

                                                      Three Months Ended
                                                           March 31,

                                                     2001              2000
                                                     ----              ----

(in thousands, except shares outstanding)
Earnings:

 Net income                                      $   157,205        $   17,205
 Less:  preferred stock dividend requirements        120,361            11,137
                                                 -----------        ----------

 Net income applicable to common stock           $    36,844        $    6,068
                                                 -----------        ----------

 Shares:

 Average common shares outstanding                         1                 1

 Basic and fully diluted net income per share:   $    36,844        $    6,068
                                                 ===========        ==========

===============================================================================

   Part II
   Item 4. (continued)


                                   EXHIBIT 12

                       CHASE PREFERRED CAPITAL CORPORATION
                Computation of ratio of earnings to fixed charges
                    and preferred stock dividend requirements
                                   (Unaudited)


                                                           Three Months Ended
   (in thousands, except ratio):                              March 31, 2001
   ----------------------------------------------------------------------------

   Net income                                                  $   157,205
                                                               -----------

   Fixed charges                                                    12,760


   Total fixed charges                                              12,760
                                                               -----------

   Earnings before fixed charges                               $   169,965
                                                               ===========

   Fixed charges, as above                                     $    12,760
   Preferred stock dividend requirements                           120,361
                                                               -----------

   Fixed charges including preferred stock dividends           $   133,121
                                                               ===========

   Ratio of earnings to fixed charges and
      preferred stock dividend requirements                           1.28
                                                               ===========

================================================================================