Form 10-Q
period 2001-06-30
CHASE PREFERRED CAPITAL CORP
filed 2001-08-14
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2001	Commission file number: 1-12151

CHASE PREFERRED CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	13-3899576
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $171,500,000 Par Value	1

Number of shares outstanding of each of the issuer's classes of common stock on June 30, 2001.

FORM 10-Q INDEX

Part I

Item 1.

CHASE PREFERRED CAPITAL CORPORATION
BALANCE SHEET
(in thousands, except share data)
(Unaudited)

ASSETS:	June 30, 2001	December 31, 2000
Residential First Mortgage Loans	$ 1,041,114	$ 1,039,913
Commercial First Mortgage Loans	35,028	37,339
Second Mortgage Loans	3,194,295	3,279,021
Manufactured Housing Loans	3,164,821	2,470,573
Intercompany Loans	2,627,193	2,627,193
	10,062,451	9,454,039
Less: allowance for loan losses	(177,699)	(132,719)
	9,884,752	9,321,320

Cash and cash equivalents	156,504	31,982
Accrued interest receivable due from affiliates	9,385	14,580
Accrued interest receivable due from third parties	39,080	35,910
Account receivable due from affiliates	5	0
Accounts receivable due from third parties	13	9
Assets acquired as loan satisfaction	14,365	6,981
TOTAL ASSETS	$ 10,104,104	$ 9,410,782

LIABILITIES:
Intercompany borrowings	0	679,000
Due to affiliates	0	594
Accounts payable and accrued liabilities	104	70
TOTAL LIABILITIES	104	679,664
STOCKHOLDERS' EQUITY:
Preferred Stock:
Series A preferred stock, par value $25 per share; 50,000,000 shares authorized, 22,000,000 shares issued and outstanding	550,000	550,000
Series B preferred stock, par value $25 per share; 8,900 shares issued and outstanding	8,900,000	7,600,000
Common stock, par value $171,750,000 per share; one share authorized and outstanding	171,750	171,750
Capital surplus	382,005	382,005
Retained earnings *	100,245	27,363
TOTAL STOCKHOLDERS' EQUITY	10,104,000	8,731,118
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,104,104	$ 9,410,782

* No retained earnings related to property sales

The Notes to Financial Statements are an integral part of these Statements.

Part I

Item 1. (continued)

CHASE PREFERRED CAPITAL CORPORATION
STATEMENT OF INCOME
Three Months Ended June 30,
(in thousands)
(Unaudited)

	2001	2000
INTEREST INCOME:
Residential first mortgage loans	$ 17,643	$ 16,814
Commercial first mortgage loans	752	1,334
Second mortgage loans	63,181	50,111
Manufactured housing loans	61,726	24,328
Intercompany loans	28,737	38,981
Interest on overnight investments	2,100	3,325
Total interest income	174,139	134,893
INTEREST EXPENSE:
Interest expense on intercompany borrowings	495	0
Net interest income	173,644	134,893

Provision for credit losses	10,287	1,471
Net interest income after provision for credit losses	163,357	133,422

NONINTEREST REVENUE:
Other revenue	0	49
NONINTEREST EXPENSE:
Servicing fees	10,462	3,949
Advisory fees	125	146
Foreclosure and other expenses	2,544	155
Total noninterest expense	13,131	4,250
NET INCOME	$ 150,226	$ 129,221
NET INCOME APPLICABLE TO COMMON SHARE	$ 39,537	$ 28,266
BASIC AND FULLY DILUTED
NET INCOME PER COMMON SHARE	$ 39,537	$ 28,266

The Notes to Financial Statements are an integral part of these Statements.

Part I

Item 1. (continued)

CHASE PREFERRED CAPITAL CORPORATION
STATEMENT OF INCOME
Six Months Ended June 30,
(in thousands)
(Unaudited)

INTEREST INCOME:
Residential first mortgage loans	$35,893	$32,784
Commercial first mortgage loans	1,605	2,626
Second mortgage loans	131,480	50,111
Manufactured housing loans	117,891	24,328
Intercompany loans	65,498	38,981
Interest on overnight investments	2,436	4,055
Total interest income	354,803	152,885

INTEREST EXPENSE:

Interest expense on intercompany borrowings	13,255	0
Net interest income	341,548	152,885
Provision for credit losses	10,287	1,471
Net interest income after provision for credit losses	331,261	151,414
NONINTEREST EXPENSE:
Other revenue	68	49
NONINTEREST EXPENSE:
Servicing fees	20,366	4,618
Advisory fees	250	208
Foreclosure and other expenses	3,282	211

Total noninterest expense	23,898	5,037
NET INCOME	$ 307,431	$ 146,426
NET INCOME APPLICABLE TO COMMON SHARE	$ 76,381	$ 34,334
BASIC AND FULLY DILUTED
NET INCOME PER COMMON SHARE	$ 76,381	$ 34,334

The Notes to Financial Statements are an integral part of these Statements.

Part I

Item 1. (continued)

CHASE PREFERRED CAPITAL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30,
(in thousands)
(Unaudited)

SERIES A PREFERRED STOCK:	2001	2000
Balance at beginning of period	$ 550,000	$ 550,000
Balance at end of period	550,000	550,000
SERIES B PREFERRED STOCK:
Balance at beginning of period	7,600,000	0
4,800 shares issued April 7, 2000 at $1,000,000 stated value per share	0	4,800,000
2,800 shares issued May 16, 2000 at $1,000,000 stated value per share	0	2,800,000
1,300 shares issued April 1, 2001 at $1,000,000 stated value per share	1,300,000	0
Balance at end of period	8,900,000	7,600,000
COMMON STOCK:
Balance at beginning of period	171,750	171,750
Balance at end of period	171,750	171,750
CAPITAL SURPLUS:
Balance at beginning of period	382,005	382,005
Balance at end of period	382,005	382,005
RETAINED EARNINGS:
Balance at beginning of period	27,363	15,419
Net income	307,431	146,426
Capital distribution to affiliate	(3,499)	(7,703)
Common dividends	0	(6,480)
Series A Preferred dividends	(22,275)	(22,275)
Series B Preferred dividends	(208,775)	(89,817)
Balance at end of period	100,245	35,570
TOTAL STOCKHOLDERS' EQUITY	$ 10,104,000	$ 8,739,325

The Notes to Financial Statements are an integral part of these Statements.

Part I

Item 1. (continued)

CHASE PREFERRED CAPITAL CORPORATION
STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(in thousands)
(Unaudited)

	2001	2000
OPERATING ACTIVITIES:
Net income	$ 307,431	$ 146,426
Adjustments to reconcile net income to net cash
provided by operating activities:

Amortization of deferred costs	24,538	5,434
Provision for loan losses	10,287	1,471

Net change in:
Accrued interest receivable due from affiliates	5,195	(14,809)
Accrued interest receivable due from third parties	6,093	602
Accounts receivable due from affiliates	(5)	0
Accounts receivable due from third parties	(4)	(9)
Due to affiliates	(594)	10,709
Accounts payable and accrued liabilities	34	104

Net cash provided by operating activities	352,975	150,009

INVESTING ACTIVITIES:
Intercompany loans issued	0	(2,627,193)
Purchase of residential first mortgage loans	(260,316)	(75,694)
Purchase of second mortgage loans	(747,300)	(3,153,288)
Purchase of manufactured housing loans	(815,242)	(1,924,056)
Principal payments received	1,217,217	285,683
Purchase of accrued interest receivable	(9,263)	(19,534)

Net cash used by investing activities	(614,904)	(7,514,082)

FINANCING ACTIVITIES:
Net capital distribution to affiliate	(3,499)	(7,703)
Issuance of Series B Preferred Stock	1,300,000	7,600,000
Intercompany borrowings	(679,000)	0
Dividends paid	(231,050)	(118,572)

Net cash provided by financing activities	386,451	7,473,725

NET INCREASE IN CASH AND CASH EQUIVALENTS	124,522	109,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,982	47,703

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 156,504	$ 157,355

Supplemental disclosure of non-cash investing activities
Transfer to assets acquired as loan satisfaction	$7,384	$1
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	13,622	$0
Taxes (State)	107	0

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and prevailing industry practices for interim reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all necessary adjustments (consisting of a normal recurring nature) have been made for a fair presentation of this interim financial information. These notes to our interim financial statements highlight any significant changes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K). As a result, these notes to our interim financial statements should be read together with the financial statements and notes thereto included in our 2000 Form 10-K.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company maintains an intercompany line of credit with the Bank. The Company may make prepayments towards the principal amount of the loan at any time without penalty. The Company may use proceeds from any such borrowings to purchase Additional Assets or for other corporate purposes. At June 30, 2001, the Company had no outstanding borrowings under the line of credit. The weighted average interest rate paid by the Company to the Bank on the borrowings outstanding during 2001 was 5.3%.

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

Aggregate advisory fees and servicing fees for the quarters ended June 30, 2001 and 2000 totaled approximately $10,587,000 and $4,095,000, respectively. For the six months ended June 30, 2001 and 2000, aggregate advisory and servicing fees totaled approximately $20,616,000 and $4,826,000, respectively. Pursuant to the terms of the servicing agreement and subservicing agreements relating to the First Mortgage Loans, the Company receives loan payments collected by the servicer (and sub-servicer) in the month immediately following their collection. Pursuant to the terms of the servicing agreement relating to the Second Mortgage Loans and Manufactured Housing Loans, the Company receives loan payments collected by CMMC on the next business day immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended June 30, 2001 and 2000 amounted to approximately $2,100,000 and $3,325,000 respectively. Interest income on these deposits for the six months ended June 30, 2001 and 2000 amounted to approximately $2,436,000 and $4,055,000, respectively.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a further discussion on the methodology for determining the fair value of the Direct Loans and Intercompany Loans, reference is made to Note 8 included in the Company's 2000 Form 10-K.

The carrying value and fair value of the Direct Loans held by the Company at June 30, 2001 and December 31, 2000 are as follows (in thousands):

	June 30, 2001		December 31, 2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
First Mortgage Loans, net of allowance for loan losses	$ 1,070,049	$ 1,092,809	$ 1,071,313	$ 1,084,659
Second Mortgage Loans, net of allowance for loan losses	$ 3,182,071	$ 3,218,654	$ 3,259,063	$ 3,281,203
Manufactured Housing Loans, net of allowance for loan losses	$ 3,005,439	$ 3,165,026	$ 2,363,751	$ 2,505,510

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

Part I

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHASE PREFERRED CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share, unit and ratio data)
(Unaudited)

	2001		2000	Six Months Ended June 30,

	Second Quarter	First Quarter	Second Quarter	2001	2000
INCOME STATEMENT:
Interest Income	$ 174,139	$ 180,664	$ 134,893	$ 354,803	$ 152,885
Net Interest Income	173,644	167,904	133,422	341,548	151,414
Net Income	150,226	157,205	129,221	331,261	146,426
Net Income Applicable to Common Share	39,537	36,844	28,266	76,381	34,334
Income Per Common Share	$ 39,537	$ 36,844	$ 28,266	$ 76,381	$ 34,334
BALANCE SHEET:
Direct Loans	$ 7,435,258	$ 7,314,787	$ 6,024,192	$ 7,435,258	$ 6,024,192
Intercompany Loans	2,627,193	2,627,193	2,627,193	2,627,193	2,627,193
Total Assets	10,104,104	9,907,334	8,750,345	10,104,104	8,750,345
Series A Preferred Stock Outstanding	550,000	550,000	550,000	550,000	550,000
Series B Preferred Stock Outstanding	8,900,000	7,600,000	7,600,000	8,900,000	7,600,000
Total Stockholders' Equity	$ 10,104,000	$ 8,765,554	$ 8,739,325	$ 10,104,000	$ 8,739,325
OTHER DATA:
Dividends paid on Series A Preferred Stock	$ 11,138	$ 11,137	$ 11,138	$ 22,275	$ 22,275
Dividends paid on Series B Preferred Stock	99,551	109,224	89,817	208,775	89,817
Dividends paid on common shares	$ 0	$ 0	$ 0	$ 0	$ 6,480
Number of Series A preferred shares outstanding	22,000,000	22,000,000	22,000,000	22,000,000	22,000,000
Number of Series B preferred shares outstanding	8,900	7,600	7,600	8,900	7,600
Number of Common Shares Outstanding	1	1	1	1	1
Average Yield on Direct Loans	7.8%	8.1%	8.3%	7.9%	8.0%

Part I

Item 2. (continued)

The Management's Discussion and Analysis in this Form 10-Q may contain certain forward-looking statements, which are subject to risks and uncertainties. The Company's actual results may differ materially from those set forth in these forward-looking statements. Reference is made to the Company's reports filed with the Securities and Exchange Commission, in particular the 2000 Form 10-K, for a discussion of factors that may cause such differences to occur.

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

As of June 30, 2001, the Company held assets, as described below, in each of the following four categories: First Mortgage Loans, Second Mortgage Loans, Manufactured Housing Loans and Intercompany Loans (each as defined below).

First Mortgage Loans. The Company holds mortgage loans acquired from the Bank or its affiliates that are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential or commercial real properties ("First Mortgage Loans"). Over time, as commercial First Mortgage Loans have prepaid or matured, the Company has replaced them with residential First Mortgage Loans. As of June 30, 2001, approximately 96.7% of the Company's portfolio of First Mortgage Loans was comprised of residential First Mortgage Loans, with the balance constituting commercial First Mortgage Loans. The Company expects the percentage of First Mortgage Loans consisting of commercial First Mortgage Loans to continue to decline over time. The Company's residential First Mortgage Loans consist of the following:

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

Second Mortgage Loans and Manufactured Housing Loans. In April 2000, the Company acquired approximately $2.1 billion of loans (and the related servicing rights) that had been originated or acquired by the Bank or Chase Manhattan Bank USA, National Association ("Chase USA") or their affiliates and that are secured by second mortgages on single family (one-to-four unit) residential real properties ("Second Mortgage Loans"). In May 2000, the Company acquired approximately $1.9 billion of loans (and related servicing rights) that had been originated or acquired by the Bank and Chase USA or their affiliates and that are secured by first priority security interests in manufactured housing units ("Manufactured Housings Loans"). The Second Mortgage Loans and the Manufactured Housing Loans were acquired through the transfer of 100% participation interests by the Bank and Chase USA, as the case may be, of such loans to the Company. The participation interests were purchased at prices equal to the estimated fair values of the loans. On a monthly basis following the initial acquisitions of the Second Mortgage Loans and Manufactured Housing Loans, the Company has purchased 100% participation interests in substantially all Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and Chase USA meeting certain specified credit criteria. (The First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans are hereinafter referred to as the "Direct Loans".)

Intercompany Loans. In April 2000, the Company also extended approximately $2.6 billion of non-recourse intercompany loans ("Intercompany Loans") to the Bank and Chase USA which are secured by pledges by the Bank and Chase USA of all outstanding loans under home equity lines of credit ("HELOCs") originated by the Bank or Chase USA, as the case may be. The initial aggregate principal amount of the Intercompany Loans equaled approximately 80% of the outstanding principal balance of the HELOCs pledged as security therefor. On a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA in an aggregate amount not to exceed 80% of the then outstanding principal balance of HELOCs pledged by the applicable entity. The Intercompany Loan documents also require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of the HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to ensure that such ceiling is not exceeded. As of June 30, 2001, the aggregate outstanding principal balance of the Intercompany Loans equaled $2,627,193,000, representing 52.91% of the then outstanding principal balance of the HELOCs pledged as security. (The Second Mortgage Loans, the Manufactured Housing Loans and the Intercompany Loans are hereafter referred to as the "Additional Assets")

The initial acquisition of the Additional Assets was financed through the sales by the Company to the Bank of an aggregate 7,600 shares of Floating Rate Cumulative Preferred Stock, Series B, having a par value of $25 per share and a liquidation preference of $1,000,000 per share (the "Series B Preferred Stock"). On April 1, 2001 the Company sold an additional 1,300 shares of Series B Preferred Stock to the Bank. The funds were used to repay borrowings from the Bank. Generally, the proceeds obtained from the sale or repayment of principal balances of Additional Assets will generally be applied to acquire other Additional Assets. However, the Company may in the future issue additional shares of Series B Preferred Stock to the Bank from time to time as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operation - Liquidity Risk Management" below.

The Company has no foreign operations.

CONSIDERATIONS RELATING TO AFFILIATE TRANSACTIONS

The Bank administers the day-to-day activities of the Company in its role as advisor ("Advisor") under an agreement (the "Advisory Agreement"). Chase Manhattan Mortage Corporation ("CMMC"), a wholly-owned subsidiary of Chase USA, (i) sub-services the Company's First Mortgage Loans on behalf of the Bank in its capacity as servicer under servicing agreements for the First Mortgage Loans, and (ii) is the servicer of the Company's Second Mortgage Loans and Manufactured Housing Loans pursuant to the agreements by which the Second Mortgage Loans and Manufactured Housing Loans were participated to the Company. See Note 3 to Notes to Financial Statements herein.

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

The Company intends that any agreements and transactions between the Company, on the one hand, and JPMC, the Bank, Chase USA, or their respective affiliates, on the other hand, will be fair to all parties and consistent with market terms. The requirement in the Certificate of Designation establishing the Series A Preferred Stock that certain actions of the Company be approved by a majority of the Independent Directors is also intended to ensure fair dealing between the Company and JPMC, the Bank, Chase USA and their respective affiliates.

The Company's Board of Directors, with the consent of its Independent Directors, approved the initial acquisition of the Additional Assets and also authorized the Company to make further acquisitions of Additional Assets as described above. The Company believes that the prices it paid for the Second Mortgage Loans and Manufactured Housing Loans approximated their fair value; however, no third party appraisals for those assets have been or will be obtained. Similarly, no third party appraisals will be obtained to determine the value of the HELOCs securing the Intercompany Loans.

RESULTS OF OPERATIONS

For the quarters ended June 30, 2001 and 2000, the Company reported net interest income of approximately $163,357,000 and $133,422,000, respectively. Interest income from residential and commercial First Mortgage Loans was approximately $17,643,000 and $752,000, respectively, for the quarter ended June 30, 2001 and approximately $16,814,000 and $1,334,000, respectively, for the quarter ended June 30, 2000. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $63,181,000 and $61,726,000, respectively, for the quarter ended June 30, 2001. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $50,111,000 and $24,328,000, respectively, for the quarter ended June 30, 2000. The total average yield of the Direct Loans for the quarters ended June 30, 2001 and 2000 was 7.8% and 8.3%, respectively. For the quarter ended June 30, 2001, interest income from the Intercompany Loans was $28,737,000, which resulted in a total average yield of 4.4%. For the quarter ended June 30, 2000, interest income from the Intercompany Loans was $38,981,000, which resulted in a total average yield of 6.4%. After deduction of approximately $10,462,000, $125,000 and $2,544,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively, the Company reported net income of approximately $150,226,000 for the quarter ended June 30, 2001. This compared to net income of approximately $129,221,000 for the quarter ended June 30, 2000, after deducting approximately $3,949,000, $146,000 and $155,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively.

For the six months ended June 30, 2001 and 2000, the Company reported net interest income of approximately $331,261,000 and $151,414,000, respectively. For the six months ended June 30, 2001 interest income from residential and commercial First Mortgage Loans was approximately $35,893,000 and $1,605,000, respectively, compared to $32,784,000 and $2,626,000, respectively, for the six months ended June 30, 2000. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $131,480,000 and $117,891,000 for the six months ended June 30, 2001. For the six months ended June 30, 2000, interest income for Second Mortgage Loans and Manufactured Housing was $50,111,000 and $24,328,000. The total average yield of the Direct Loans for the six months ended June 30, 2001 and 2000 was 7.9% and 8.0%, respectively. For the six months ended June 30, 2001, interest income from the Intercompany Loans was $65,498,000, which resulted in an average yield of 5.0%. For the six months ended June 30, 2000, interest income from the Intercompany Loans was $38,981,000, which resulted in an average yield of 6.4%. After deduction of approximately $20,366,000, $250,000 and $3,282,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively, the Company reported net income of approximately $307,431,000 for the six months ended June 30, 2001. This compared to net income of approximately $146,426,000 for the six months ended June 30, 2000, after deducting approximately $4,618,000, $208,000 and $211,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively

The Company reported basic earnings per share of $39,537,000 and $28,266,000 for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000 basic earnings per share were $76,381,000 and $34,334,000, respectively.

The Company paid $11,138,000 in each of the quarters ended June 30, 2001 and 2000 in dividends on the Series A Preferred Stock. As of June 30, 2001, all dividend payments on the Series A Preferred Stock are current. During the quarters ended June 30, 2001 and 2000, the Company paid $99,551,000 and $89,817,000, respectively, in dividends on the Series B Preferred Stock. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefore. No dividends on the Common Stock were paid for the six months ended June 30, 2001. For the six months ended June 30, 2000, the Company paid Common Stock dividends of approximately $6,480,000. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.

At June 30, 2001, the Company had no outstanding borrowings under its line of credit with the Bank. During the quarter ended June 30, 2001, the Company had average outstanding borrowings of $37,615,000 and paid interest to the Bank of approximately $495,000, which was based on a variable interest rate equal to the Federal funds (effective) rate. For the six months ended June 30, 2001, the Company paid interest to the Bank of approximately $13,255,000 on average outstanding borrowings of $464,014,000.

LOAN PORTFOLIO

As of June 30, 2001 and December 31, 2000, the Company's loan portfolio was as follows:

($ in thousands)

	Loan Amounts		Non- Loans		Net Charge-Offs for the Six Months Ended
	6/30/01	12/31/00	6/30/01	12/31/00	6/30/01	6/30/00
First Mortgage Loans
Residential	$ 1,041,114	$1,039,913	$ 2,011	$ 0	$ 0	$ 0
Commercial	35,028	37,339	0	0	0	0
Second Mortgage Loans	3,194,295	3,279,021	23,747	21,466	1,586	98
Manufactured Housing Loans	3,164,821	2,470,573	21,604	20,282	19,030	1,373
TOTAL	$ 7,435,258	$6,826,846	$47,362	$ 41,748	$ 20,616	$ 1,471

Intercompany Loans	$ 2,627,193	$2,627,193	N/A	N/A	N/A	N/A
TOTAL	$10,062,451	$9,454,039	$47,362	$ 41,748	$ 20,616	$ 1,471

First Mortgage Loans. At June 30, 2001, First Mortgage Loans consisted of both residential and commercial mortgage loans. At that date, residential First Mortgage Loans in the portfolio consisted of six-month treasury and prime rate adjustable mortgages ("ARMs"); one-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year treasury ARMs; three-year fixed rate loans with an automatic conversion to six-month, one-year and three-year treasury ARMs; and fixed rate loans. The commercial First Mortgage Loans consisted of fixed and variable rate loans. As commercial First Mortgage Loans continue to prepay or mature, they will continue to be replaced with residential First Mortgage Loans.

During the quarters ended June 30, 2001 and 2000, the Company purchased First Mortgage Loans having an outstanding aggregate principal balance of approximately $174,996,000 and $25,344,000, respectively, from affiliates of the Bank. For the six months ended June 30, 2001 and 2000, the Company purchased First Mortgage Loans having an outstanding aggregate principal balance of approximately $260,316,000 and $75,694,000, respectively. During the quarters ended and six months ended June 30, 2001 and 2000, there were no sales of non-performing loans. The Company received approximately $158,974,000 and $81,017,000, of principal payments on its portfolio of First Mortgage Loans from the servicer (and sub-servicer) of such Loans for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000 the First Mortgage Loans had principal payments of $259,811,000 and $124,383,000, respectively.

Second Mortgage Loans. At June 30, 2001, Second Mortgage Loans consisted of only residential mortgage loans. At that date, Second Mortgage Loans in the portfolio consisted of one-year treasury ARMs, and 15-year and 30-year fixed rate loans. The Second Mortgage Loans are acquired from the Bank and Chase USA through the purchase by the Company of an 100% participation interest in such Loans, including the related servicing rights.

For the quarter ended June 30, 2001, the Company purchased Second Mortgage Loans having an outstanding aggregate principal balance of approximately $362,184,000 from the Bank and Chase USA. For the six months ended June 30, 2001 the Company purchased approximately $747,300,000 aggregate principal amount of Second Mortgage Loans. In addition, for the quarter ended June 30, 2001, the Company received approximately $500,714,000 of principal payments on its portfolio from the servicer of the Second Mortgage Loans and, for the six months ended June 30, 2001, received approximately $800,233,000 of principal payments from the servicer.

Manufactured Housing Loans. At June 30, 2001, Manufactured Housing Loans consisted of 15-year and 30-year fixed rate loans. The Manufactured Housing Loans are acquired from the Bank and Chase USA through the purchase by the Company of an 100% participation interest in such Loans, including the related servicing rights.

For the quarter ended June 30, 2001, the Company purchased Manufactured Housing Loans having an outstanding aggregate principal balance of approximately $330,700,000 and for the six months ended June 30, 2001 the Company purchased approximately $815,242,000 aggregate principal amount of Manufactured Housing Loans. In addition, for the quarter ended June 30, 2001, the Company received approximately $88,899,000 of principal payments on its portfolio from the servicer of the Manufactured Housing Loans and, for the six months ended June 30, 2001, received approximately $157,173,000 of principal payments from the servicer.

During the quarter and six month period ended June 30, 2001, approximately $3,034,000 and $7,384,000, respectively, of the Manufactured Housing Loans purchased from the Bank and its affiliates were reclassified to Assets Acquired as Loan Satisfactions. Collateralized loans are reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Intercompany Loans. The Intercompany Loans to the Bank and Chase USA are variable rate loans bearing interest rates equal to the Federal funds (effective) rate. The Intercompany Loans are secured by the pledge of the Bank and Chase USA of all loans originated under home equity lines of credit extended by those banks. The security agreements with respect to the Intercompany Loans provide that all HELOCs, regardless of their credit quality, will be pledged to the Company, although the Company has the discretion to release its security interest in any particular HELOC or to require the Bank or Chase USA, as the case may be, to take appropriate action with respect to the borrower under the HELOC including, without limitation, initiating foreclosure proceedings with respect to the property securing the HELOC. The Intercompany Loan documents require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of the HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to make sure that ceiling is not exceeded. At June 30, 2001, the outstanding principal balance of the Intercompany Loans equaled 52.91% of the aggregate outstanding principal balances of the HELOCs pledged as security.

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

Second Mortgage Loans and Manufactured Housing Loans. The Company currently intends that each Second Mortgage Loan and each Manufactured Housing Loan acquired from the Bank or Chase USA or their affiliates will be originated by the Bank, Chase USA, or its respective affiliate, as the case may be, in the ordinary course of its real estate lending activities based on the underwriting standards generally applied at the time of origination for its own account by the Bank or Chase USA or the affiliate that originated the Second Mortgage Loan or Manufactured Housing Loan. The Company currently intends to continue to acquire on a monthly basis (i) all additional Second Mortgage Loans and Manufactured Housing Loans originated by the Bank and (ii) all Second Mortgage Loans and Manufactured Housing Loans originated by Chase USA other than those that would be considered "low quality" assets under applicable regulatory standards. No Second Mortgage Loan or Manufactured Housing Loan will be acquired by the Company prior to the sixth month following its origination. Currently, the Company does not intend to require CMMC, as servicer of the Second Mortgage Loans and Manufactured Housing Loans, to dispose of such Loans by reason of any such Second Mortgage Loan or Manufactured Housing Loan becoming classified and being placed on nonaccrual status. Accordingly, the Company anticipates that there may be nonaccruing Second Mortgage Loans and Manufactured Housing Loans in the Company's portfolio from time to time.

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

Each of the servicing agreements for the First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans requires servicing in accordance with (i) normal industry practices, (ii) servicing guidelines promulgated by the Company, and (iii) in the case of the residential First Mortgage Loans and Second Mortgage Loans, FNMA and FHLMC guidelines and procedures.

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

The allowance for loan losses is increased by allowances related to purchased Direct Loan portfolios at amounts equal to the seller's historical cost basis and by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Direct Loans, other than commercial First Mortgage Loans, are generally charged to the allowance for loan losses upon reaching specified stages of delinquency in accordance with the Federal Financial Institutions Examination Council's ("FFIEC") policy. For example, residential First Mortgage Loans and Second Mortgage Loans are generally charged off to net realizable value at 180 days past due, while Manufactured Housing Loans are generally charged off (to net realizable value, if collateralized) at 120 days past due.

The allowance for loan losses is reviewed in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted. At June 30, 2001, management of the Company deemed its allowance for loan losses to be adequate.

The accompanying table reflects the activity in the Company's allowance for loan losses for the periods indicated:

	Six Month period ended:
Allowance for Loan Losses (in thousands)	June 30, 2001	June 30, 2000
Total allowance at beginning of period	$ 132,719	$ 4,962
Acquired allowance	55,309	94,365
Provision for loan losses	10,287	1,471
Charge-offs	(21,420)	(1,472)
Recoveries	804	1
Total allowance at end of period	$ 177,699	$ 99,327

Allowance for Loan Losses to:
Total Direct Loans at period end	2.39%	1.65%

INTEREST RATE RISK

The Company's income consists primarily of interest payments on the Direct Loans and the Intercompany Loans. The Direct Loans are held for investment and are non-trading items. Currently, the Company does not use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, the Company may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its stockholders. A reduction in interest income may result from downward adjustments of the indices upon which the interest rates on adjustable rate mortgages are based and from prepayments of Direct Loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding Direct Loans. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Stock and Series B Preferred Stock.

The following table sets forth certain information concerning the current interest rates borne by the Loans constituting the Company's portfolio.

($ in thousands)

	Principal Balances of Variable Rate Loans				Principal Balances of Fixed Rate Loans				Estimated Weighted Average Contractual Interest-Rate		Estimated Weighted Average Duration
	2001		2000		2001		2000		2001	2000	2001	2000
	$	%*	$	%*	$	%*	$	%*	%	%	Years	Years
Direct Loans	1,044,665	14.05	1,043,083	15.28	6,390,593	85.95	5,783,763	84.72	9.20	9.08	3.5	3.2
Intercompany Loans	2,627,193	0	2,627,193	0	0	0	N/A	N/A	4.38	6.50	N/A	N/A

_____________

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

A decline in market interest rates is expected to have the following impact on net interest income:

Reduction in interest income on adjustable rate loans or partially fixed rate loans that are in interest rate reset periods
Reduction in interest income on the fixed or partially fixed loans that are not in interest rate reset periods as declines in interest rates generally will increase prepayments on such loans, resulting in lower interest income because the prepayment proceeds are reinvested in lower-yielding Direct Loans or other investments
Reduction in interest income on the Intercompany Loans
Reduction in interest expense on the intercompany borrowings

Conversely, an increase in market interest rates is expected to have the following impact on net interest income:

Increase interest income on adjustable rate loans or partially fixed rate loans that are in interest rate reset periods
Increase in interest income on the fixed or partially fixed loans that are not in interest rate reset periods as increases in interest rates generally decrease prepayments and the Company continues to earn the stated fixed rate on relatively higher loan portfolio balances
Increase in interest income on the Intercompany Loans
Increase interest expense on the intercompany borrowings

Using the Company's option-adjusted spread (OAS) valuation model, the Company estimates that a decline in market interest rates of 100 basis points will reduce net interest income by approximately 5.4% of annualized 2001 net interest income.

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

Using the OAS valuation model, the Company estimates that an increase in market interest rates of 100 basis points will reduce the fair value of the Direct Loan portfolio by 3.5% of the fair value of the Direct Loan portfolio as of June 30, 2001.

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

CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry or geographic region. The following table shows the Company's Direct Loan portfolio by geographic area as of June 30, 2001 and June 30, 2000:

($ in thousands)

Geographic Area	June 30, 2001		June 30, 2000
California	$1,217,248	16.4%	$1,174,157	19.5%
Texas	624,253	8.4%	347,636	5.8%
New York	572,230	7.7%	496,036	8.2%
Florida	339,005	4.6%	315,448	5.2%
Other (no state has more than 5%)	4,682,522	62.9%	3,690,915	61.3%
Total	$7,435,258	100.0%	$6,024,192	100.0%

At June 30, 2001, approximately 16.4%, 8.4% and 7.7% of the Company's Direct Loan portfolio consisted of loans collateralized by residential real estate properties located in California, Texas and New York, respectively. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards in these geographic areas that may affect the ability of residential property owners in those states to make payments of principal and interest on the underlying Direct Loans.

At June 30, 2001, the HELOCs that are pledged as collateral for the Intercompany Loans are collateralized by residential real estate properties located in New York (41%), California (26%), Connecticut (6%) and New Jersey (6%). No other state constituted more than 5% of the HELOC portfolio that collateralized the Intercompany Loans on that date.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

The Company's principal liquidity needs are to maintain its current portfolio size of First Mortgage Loans, to acquire the Additional Assets, and to pay dividends on its outstanding securities, including the Series A Preferred Stock and Series B Preferred Stock. The initial acquisition of First Mortgage Loans was funded by the proceeds of the sale of the Series A Preferred Stock. Additional First Mortgage Loans are intended to be funded with the proceeds obtained from the sale or repayment by individual borrowers of the principal balances of First Mortgage Loans that are currently held in the portfolio.

The acquisition of the Additional Assets was initially funded through the sale to the Bank of the Series B Preferred Stock. The acquisition of Additional Assets in the future is intended to be funded with the proceeds obtained from the sale or repayment of principal balances of Additional Assets. The Company may also increase the size of its portfolio of Additional Assets from time to time. Any such increases may be funded either through intercompany advances made by the Bank to the Company or through the sale by the Company to the Bank of additional shares of Series B Preferred Stock.

The Company has entered into an intercompany line of credit with the Bank, which is utilized to meet short term funding needs. The Company may make prepayments towards the principal amount of the loan at any time without penalty. The Company may use proceeds from any such borrowings to purchase Additional Assets or for other corporate purposes. At June 30, 2001, the Company had no borrowings under the line of credit. On April 1, 2001, the Company sold 1,300 additional shares of the Series B Preferred Stock to the Bank and the proceeds were used to repay the amount outstanding under the line of credit.

The Company does not anticipate any material capital expenditures.

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

In September 2000, the FASB issued SFAS 140, which revises the standards set forth in SFAS 125 for the accounting of securitizations and other transfers of financial assets and collateral. Statement 140 modifies the criteria for determining whether the transferor has relinquished control of assets and therefore whether the transfer may be accounted for as a sale. SFAS 140 requires new disclosures about securitization activities and incremental disclosures about collateral in addition to maintaining the existing disclosure requirements of SFAS 125. The disclosure provisions of SFAS 140 became effective for the 2000 fiscal year end. In July 2001, the FASB issued a Technical Bulletin that would delay the effective date of SFAS 140 for certain provisions that impact entities subject to possible receivership by the Federal Deposit Insurance Corporation. For those entities, the Technical Bulletin delays the isolation standards of SFAS 140 until at least December 31, 2001. The Company is currently reviewing its transactions to determine what modifications, if any, will be required to conform with SFAS 140 and the Technical Bulletin.. The Company believes that the adoption of SFAS 140 will not significantly affect the Company's earnings or financial position.

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

OTHER MATTERS

Reit Qualification. As of June 30, 2001 the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that as of June 30, 2001:

its Qualified REIT Assets, as defined in the Code, are 89.96% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets.
88.25% of its revenues qualify for the 75% source of income test and 100.00% of its revenues qualify for the 95% source of income test under the REIT rules.
none of its revenues were subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its Common Stock, the Series A Preferred Stock and the Series B Preferred Stock and anticipates meeting the 2001 annual distribution and administrative requirements.

New Directors. In June 2001, Peter Gleysteen and Thomas Jacob resigned from the Company's Board of Directors. The Bank, the sole stockholder of the Company, elected effective July 1, 2001, John M. Nuzum Jr. and Stephen J. Rotella to fill the vacancies. Mr. Nuzum is a Senior Vice President in the Credit Risk Management division of the Bank and Mr. Rotella is an Executive Vice President of the Bank and is the President and Chief Executive Officer of CMMC.

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding interest rate risk, see the Interest Rate Risk section on page 17.

CHASE PREFERRED CAPITAL CORPORATION
Three Months Ended June 30,
(in thousands, except per share data)
(Unaudited)

	2001			2000
	Balance	Interest	Rate	Balance	Interest	Rate
			(Annualized			(Annualized
ASSETS:
Residential First Mortgage Loans	$ 980,785	$ 17,643	7.2%	$ 997,721	$ 16,814	6.7%
Commercial First Mortgage Loans	35,522	752	8.5%	53,410	1,334	10.0%
Second Mortgage Loans	3,300,579	63,181	7.7%	2,353,202	50,111	8.5%
Manufactured Housing Loans	3,048,875	61,726	8.1%	1,059,532	24,328	9.2%
Intercompany Loans	2,627,193	28,737	4.4%	2,453,971	38,981	6.4%
Cash and cash equivalents	258,990	2,100	3.2%	242,925	3,325	5.5%
TOTAL INTEREST-EARNING ASSETS	10,251,944	174,139	6.8%	7,160,761	134,893	7.5%

Cash - noninterest-earning	12,507			12,353
Allowance for loan losses	(154,738)			(8,960)
Accounts receivable due from affiliates	0			0
Accrued interest receivable due from affiliates	2,862			4,431
Accrued interest receivable due from third parties	32,860			16,668
Accounts receivable due from third parties	8			4
Assets acquired as loan satisfaction	12,617			0
TOTAL ASSETS	$ 10,158,060			$ 7,185,257
LIABILITIES:
Accounts payable and accrued liabilities	$ 5,012			$ 6,272
Due to affiliates	47,205			147,667
Intercompany borrowings	37,615	495	5.3%	0

TOTAL LIABILITIES	89,832			153,939

STOCKHOLDERS' EQUITY:
Preferred Stock:
Series A preferred stock, par value $25 per share;
50,000,000 shares authorized, 22,000,000
shares issued and outstanding;	550,000			550,000
Series B preferred stock, par value $25 per share; 8,900 issued and outstanding	8,885,714			5,898,901
Common Stock, par value $171,750,000 per share; one share authorized, issued and outstanding	171,750			171,750
Capital surplus	382,005			382,005
Retained earnings	78,759			28,662
TOTAL STOCKHOLDERS' EQUITY	10,068,228			7,031,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUTY	$ 10,158,060			$ 7,185,257

CHASE PREFERRED CAPITAL CORPORATION
AVERAGE BALANCE SHEET
Six Months Ended June 30,
(in thousands, except per share data)
(Unaudited)

	2001			2000
	Balance	Interest	Rate	Balance	Interest	Rate
			(Annualized			(Annualized
ASSETS:
Residential First Mortgage Loans	$ 997,041	$ 35,893	7.2%	$ 1,003,653	$ 32,784	6.5%
Commercial First Mortgage Loans	36,100	1,605	8.9%	54,046	2,626	9.7%
Second Mortgage Loans	3,352,098	131,480	7.8%	1,176,600	50,111	8.5%
Manufactured Housing Loans	2,852,708	117,891	8.3%	529,766	24,328	9.2%
Intercompany Loans	2,627,193	65,498	5.0%	1,226,986	38,981	6.4%
Cash and cash equivalents	141,214	2,436	3.5%	148,182	4,055	5.5%
TOTAL INTEREST-EARNING ASSETS	10,006,354	354,803	7.1%	4,139,233	152,885	7.4%
Cash - noninterest-earning	16,334			8,952
Allowance for loan losses	(144,025)			(6,968)
Accounts receivable due from affiliates	3,745			0
Accrued interest receivable due from affiliates	341			2,216
Accrued interest receivable due from third parties	33,861			11,575
Accounts receivable due from third parties	96			2
Assets acquired as loan satisfaction	10,777			0
TOTAL ASSETS	$ 9,27,483			$ 4,155,010
LIABILITIES:
Accounts payable and accrued liabilities	$ 4,927			$ 6,272
Due to affiliates	46,034			147,667
Intercompany borrowings	464,014	13,255	5.7%	0

TOTAL LIABILITIES	514,975			78,276

STOCKHOLDERS' EQUITY:
Preferred Stock:
Series A preferred stock, par value $25 per share;
50,000,000 shares authorized, 22,000,000
shares issued and outstanding;	550,000			550,000
Series B preferred stock, par value $25 per share; 8,900 issued and outstanding	8,246,409			2,949,451
Common Stock, par value $171,750,000 per share; one share authorized, issued and outstanding	171,750			171,750
Capital surplus	382,005			382,005
Retained earnings	62,344			23,528
TOTAL STOCKHOLDERS' EQUITY	9,412,508			4,076,734

TOTAL LIABILITIES AND STOCKHOLDERS' EQUTY	$ 9,927,483			$ 4,155,010

CHASE PREFERRED CAPITAL CORPORATION
QUARTERLY FINANCIAL INFORMATION
(in thousands, except per share data)
(Unaudited)

	2001		2000
INTEREST INCOME:	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Residential first mortgage loans	$ 17,643	$ 18,250	$ 16,902	$ 16,817	$ 16,814	$ 15,970
Commercial first mortgage loans	752	853	890	1,006	1,334	1,292
Second mortgage loans	63,181	68,299	69,087	65,852	50,111	0
Manufactured housing loans	61,726	56,165	54,017	48,245	24,328	0
Intercompany loans	28,737	36,761	43,472	43,771	38,981	0
Interest on overnight investments	2,100	336	186	942	3,325	730

Interest income	174,139	180,664	184,554	176,633	134,893	17,992
Interest expense on borrowings	495	12,760	4,824	55	0	0
Net interest income	173,644	167,904	179,730	176,578	134,893	17,992
Provision for credit losses	10,287	0	(545)	0	1,471	0
Net interest income after provision for credit losses	163,357	167,904	180,275	176,578	133,422	17,992
Other revenue	0	68	61	66	49	0
NONINTEREST EXPENSE:

Servicing fees	10,462	9,904	9,148	8,670	3,949	668
Advisory fees	125	125	145	146	146	63
Foreclosure and other expenses	2,544	738	491	456	155	56
Total noninterest expense	13,131	10,767	9,784	9,272	4,250	787
NET INCOME	$ 150,226	$ 157,205	$ 170,552	$ 167,372	$ 129,221	$ 17,205
NET INCOME APPLICABLE TO COMMON SHARE	$ 39,537	$ 36,844	$ 35,620	$ 32,258	$ 28,266	$ 6,068
BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE	$ 39,537	$ 36,844	$ 35,620	$ 32,258	$ 28,266	$ 6,068

Part II - OTHER INFORMATION

Item 4. Exhibits and Current Reports on Form 8-K

(A) Exhibits:

11  -  Computation of net income per share.
    Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.
  Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PREFERRED CAPITAL CORPORATION
(Registrant)

Date: August 14, 2001	By	/s/ Louis M. Morrell
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

	Six Months EndedJune 30,
(In thousands, except shares outstanding)
	2001	2000
Earnings:

Net income	$ 307,431	$ 146,426

Less: preferred stock dividend requirements	231,050	112,092

Net income applicable to common stock	$ 76,381	$ 34,334

Shares:

Average common shares outstanding	1	1

Basic and fully diluted net income per share:	$ 76,381	$ 34,334

Part II

Item 4. (continued)

EXHIBIT 12

CHASE PREFERRED CAPITAL CORPORATION
Computation of ratio of earnings to fixed charges
and preferred stock dividend requirements
(Unaudited)

(in thousands, except ratio):	Six Months Ended June 30, 2001
Net income	$ 307,431

Total fixed charges	495

Earnings before fixed charges	$ 307,926

Fixed charges, as above	$ 495
Preferred stock dividend requirements	231,050

Fixed charges including preferred stock dividends	$ 231,545

Ratio of earnings to fixed charges and preferred stock dividend requirements	1.33