Form 10-Q
period 2001-09-30
CHASE PREFERRED CAPITAL CORP
filed 2001-11-15
CIK 1018450

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: September 30, 2001	Commission file number: 1-12151

CHASE PREFERRED CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	13-3899576
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $171,750,000 Par Value	1

Number of shares outstanding of each of the issuer's classes of common stock on September 30, 2001.

FORM 10-Q INDEX

Part I
Item 1.

CHASE PREFERRED CAPITAL CORPORATION
BALANCE SHEET
(in thousands, except share data)
(Unaudited)

ASSETS:	September 30, 2001	December 31, 2000
Residential first mortgage loans	$ 1,044,519	$ 1,039,913
Second mortgage loans	3,097,434	3,279,021
Manufactured housing loans	3,436,718	2,470,573
Commercial first mortgage loans	30,732	37,339
Intercompany loans	2,627,193	2,627,193
	10,236,596	9,454,039
Less: allowance for loan losses	(262,007)	(132,719)
	9,974,589	9,321,320

Cash and cash equivalents	52,607	31,982
Accrued interest receivable due from affiliates	7,424	14,580
Accrued interest receivable due from third parties	42,549	35,910
Accounts receivable due from affiliates	7,682	0
Accounts receivable due from third parties	0	9
Assets acquired as loan satisfaction	17,294	6,981
TOTAL ASSETS	$ 10,102,145	$ 9,410,782

LIABILITIES:
Intercompany borrowings	$ 0	$ 679,000
Due to affiliates	2,824	594
Accounts payable and accrued liabilities	361	70
TOTAL LIABILITIES	$ 3,185	$ 679,664
STOCKHOLDERS' EQUITY:
Preferred Stock, par value $25 per share; 50,000,000 shares authorized:
Series A preferred stock: 22,000,000 shares issued and outstanding stated value $25 per share	$ 550,000	$ 550,000
Series B preferred stock: 8,900 shares issued and outstanding; stated value $1,000,000 per share	8,900,000	7,600,000
Common stock, par value $171,750,000 per share; one share authorized and outstanding	171,750	171,750
Capital surplus	382,005	382,005
Retained earnings	95,205	27,363
TOTAL STOCKHOLDERS' EQUITY	$ 10,098,960	$ 8,731,118
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,102,145	$ 9,410,782

The Notes to Financial Statements are an integral part of these Statements.

Part I

Item 1. (continued)

CHASE PREFERRED CAPITAL CORPORATION
STATEMENT OF INCOME
Three Months Ended September 30,
(in thousands)
(Unaudited)

	2001	2000
INTEREST INCOME:
Residential first mortgage loans	$ 17,746	$ 6,817
Second mortgage loans	59,367	65,852
Manufactured housing loans	64,215	48,245
Commercial first mortgage loans	721	1,006
Intercompany loans	23,407	43,771
Interest on overnight investments	1,113	942
Total interest income	166,569	176,633
INTEREST EXPENSE:
Interest expense on intercompany borrowings	0	55
Net interest income	166,569	176,578

Provision for credit losses	64,541	0
Net interest income after provision for credit losses	102,028	176,578

NONINTEREST REVENUE:
Other revenue	0	66
NONINTEREST EXPENSE:
Servicing fees	10,721	8,670
Advisory fees	125	146
Foreclosure and other expenses	2,557	456
Total noninterest expense	13,403	9,272
NET INCOME	$ 88,625	$ 167,372
NET INCOME (LOSS) APPLICABLE TO COMMON SHARE	$ (3,354)	$ 32,258
BASIC AND FULLY DILUTED
NET INCOME (LOSS) PER COMMON SHARE	$ (3,354)	$ 32,258

The Notes to Financial Statements are an integral part of these Statements.

Part I

Item 1. (continued)

CHASE PREFERRED CAPITAL CORPORATION
STATEMENT OF INCOME
Nine Months Ended September 30,
(in thousands)
(Unaudited)

	2001	2000
INTEREST INCOME:
Residential first mortgage loans	$ 53,639	$ 49,601
Second mortgage loans	190,847	115,963
Manufactured housing loans	182,106	72,573
Commercial first mortgage loans	2,326	3,632
Intercompany loans	88,905	82,752
Interest on overnight investments	3,549	4,997
Total interest income	521,372	329,518

INTEREST EXPENSE:

Interest expense on intercompany borrowings	13,255	55
Net interest income	508,117	329,463

Provision for credit losses	74,828	1,471
Net interest income after provision for credit losses	433,289	327,992

NONINTEREST EXPENSE:

Other revenue	68	115

NONINTEREST EXPENSE:

Servicing fees	31,087	13,288
Advisory fees	375	354
Foreclosure and other expenses	5,839	667
Total noninterest expense	37,301	14,309

NET INCOME	$ 396,056	$ 313,798

NET INCOME APPLICABLE TO COMMON SHARE	$ 73,027	$ 66,592

BASIC AND FULLY DILUTED
NET INCOME PER COMMON SHARE	$ 73,027	$ 66,592

The Notes to Financial Statements are an integral part of these Statements.

Part I

Item 1. (continued)

CHASE PREFERRED CAPITAL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30,
(in thousands)
(Unaudited)

SERIES A PREFERRED STOCK:	2001	2000
Balance at beginning of period	$ 550,000	$ 550,000
Balance at end of period	550,000	550,000
SERIES B PREFERRED STOCK:
Balance at beginning of period	7,600,000	0
4,800 shares issued April 7, 2000 at $1,000,000 stated value per share	0	4,800,000
2,800 shares issued May 16, 2000 at $1,000,000 stated value per share	0	2,800,000
1,300 shares issued April 1, 2001 at $1,000,000 stated value per share	1,300,000	0
Balance at end of period	8,900,000	7,600,000
COMMON STOCK:
Balance at beginning of period	171,750	171,750
Balance at end of period	171,750	171,750
CAPITAL SURPLUS:
Balance at beginning of period	382,005	382,005
Capital infusion from affiliate	0	497
Balance at end of period	382,005	382,502
RETAINED EARNINGS:
Balance at beginning of period	27,363	15,419
Net income	396,056	313,798
Capital distribution to affiliate	(5,185)	(22,625)
Common dividends	0	(6,480)
Series A Preferred dividends	(33,412)	(33,412)
Series B Preferred dividends	(289,617)	(213,794)
Balance at end of period	95,205	52,906
TOTAL STOCKHOLDERS' EQUITY	$ 10,098,960	$ 8,757,158

The Notes to Financial Statements are an integral part of these Statements.

Part I

Item 1. (continued)

CHASE PREFERRED CAPITAL CORPORATION
STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(in thousands)
(Unaudited)

	2001	2000
OPERATING ACTIVITIES:
Net income	$ 396,056	$ 313,798
Adjustments to reconcile net income to net cash
Provided by operating activities:

Amortization of deferred costs	31,557	10,262
Provision for loan losses	74,828	1,471

Net change in:
Accrued interest receivable due from affiliates	7,156	(14,281)
Accrued interest receivable due from third parties	6,600	12
Accounts receivable due from affiliates	(7,682)	(13,509)
Accounts receivable due from third parties	9	(9)
Due to affiliates	2,230	15,218
Accounts payable and accrued liabilities	291	(66)

Net cash provided by operating activities	511,045	312,896

INVESTING ACTIVITIES:
Intercompany loans issued	0	(2,627,193)
Purchase of residential first mortgage loans	(385,101)	(125,840)
Purchase of second mortgage loans	(1,130,753)	(3,438,062)
Purchase of manufactured housing loans	(1,170,144)	(2,145,683)
Principal payments received	1,900,200	579,363
Purchase of accrued interest receivable	(13,239)	(24,345)
Proceeds from sale of assets acquired as loan satisfaction	15,831	0

Net cash used by investing activities	(783,206)	(7,781,760)

FINANCING ACTIVITIES:
Net capital distribution to affiliate	(5,185)	(22,128)
Issuance of Series B Preferred Stock	1,300,000	7,600,000
Intercompany borrowings	(679,000)	135,000
Dividends paid	(323,029)	(253,686)

Net cash provided by financing activities	292,786	7,459,186

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	20,625	(9,678)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,982	47,703

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 52,607	$ 38,025

Supplemental disclosure of non-cash investing activities
Transfer to assets acquired as loan satisfaction	$ 26,144	$ 4,061
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	13,255	55
Taxes (State)	146	0

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and prevailing industry practices for interim reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all necessary adjustments (consisting of a normal recurring nature) have been made for a fair presentation of this interim financial information. These notes to our interim financial statements highlight any significant changes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). As a result, these notes to our interim financial statements should be read together with the financial statements and notes thereto included in our 2000 Form 10-K.

Loans secured by first mortgages on residential and commercial properties ("First Mortgage Loans"), loans secured by second mortgages on single family (one-to-four unit) residential real estate properties ("Second Mortgage Loans") and loans secured by first priority security interests in manufactured housing units ("Manufactured Housing Loans") are carried at the principal amount outstanding, net of any premium or discount associated with these loans. Interest income, including amortization of premiums and accretion of discounts on loans held for investment, is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Loans acquired from the Bank are initially recorded at the historical cost basis in the accompanying balance sheet. Any difference between the amount paid by the Company and the historical cost basis is treated as an adjustment to equity. Loans acquired from the Chase Manhattan Bank USA, National Association ("Chase USA"), a subsidiary of JPMC, and Chase Mortgage Holdings Inc., a subsidiary of the Bank, are initially recorded at fair value. The First Mortgage Loans, Second Mortgage Loans and Manufactured Housing Loans are collectively referred to as the "Direct Loans". The Direct Loans are held for investment and are non-trading items. The Company has also extended non-recourse intercompany loans ("Intercompany Loans") to the Bank and Chase USA which are secured by pledges by the Bank and Chase USA of all outstanding loans under home equity lines of credit ("HELOCs") originated by the Bank or Chase USA, as the case may be. The Second Mortgage Loans, the Manufactured Loans and the Intercompany Loans are collectively referred to as the "Additional Assets".

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company maintains an intercompany line of credit with the Bank. The Company may make prepayments towards the principal amount of the loan at any time without penalty. The Company may use proceeds from any such borrowings to purchase Additional Assets or for other corporate purposes. At September 30, 2001, the Company had no outstanding borrowings under the line of credit. The weighted average interest rate paid by the Company to the Bank on the borrowings outstanding during 2001 was 5.7%.

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

Aggregate advisory fees and servicing fees for the quarters ended September 30, 2001 and 2000 totaled approximately $10,846,000 and $8,816,000, respectively. For the nine months ended September 30, 2001 and 2000, aggregate advisory and servicing fees totaled approximately $31,462,000 and $13,642,000, respectively. Pursuant to the terms of the servicing agreement and subservicing agreements relating to the First Mortgage Loans, the Company receives loan payments collected by the servicer (and sub-servicer) in the month immediately following their collection. Pursuant to the terms of the servicing agreement relating to the Second Mortgage Loans and Manufactured Housing Loans, the Company receives loan payments collected by CMMC on the next business day immediately following its collection.

The Company maintains its cash in an overnight deposit account with the Bank and earns a market rate of interest. Interest income on these deposits for the quarters ended September 30, 2001 and 2000 amounted to approximately $1,113,000 and $942,000 respectively. Interest income on these deposits for the nine months ended September 30, 2001 and 2000 amounted to approximately $3,549,000 and $4,997,000, respectively.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a further discussion on the methodology for determining the fair value of the Direct Loans and Intercompany Loans, reference is made to Note 8 included in the Company's 2000 Form 10-K.

The carrying value and fair value of the Direct Loans held by the Company at September 30, 2001 and December 31, 2000 are as follows (in thousands):

	September 30, 2001		December 31, 2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
First Mortgage Loans, net of allowance for loan losses	$ 1,068,428	$ 1,120,829	$ 1,071,313	$ 1,084,659
Second Mortgage Loans, net of allowance for loan losses	$ 3,092,644	$ 3,179,782	$ 3,259,063	$ 3,281,203
Manufactured Housing Loans, net of allowance for loan losses	$ 3,186,324	$ 3,531,052	$ 2,363,751	$ 2,505,510

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

Part I

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHASE PREFERRED CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share, unit and ratio data)
(Unaudited)

	2001			2000	Nine Months Ended September 30
	Third Quarter	Second Quarter	First Quarter	Third Quarter	2001	2000
INCOME STATEMENT:
Interest Income	$ 166,569	$ 174,139	$ 180,664	$ 176,633	$ 521,372	$ 329,518
Net Interest Income	166,569	173,644	167,904	176,578	508,117	327,992
Net Income	88,625	150,226	157,205	167,372	396,055	313,798
Net Income Applicable to Common Share	(3,354)	39,537	36,844	32,258	73,025	66,592
Income Per Common Share	$ (3,354)	$ 39,537	$ 36,844	$ 32,258	$ 73,025	$ 66,592
BALANCE SHEET:
Direct Loans	$ 7,609,403	$ 7,435,258	$ 7,314,787	$ 6,286,796	$ 7,609,403	$ 6,286,796
Intercompany Loans	2,627,193	2,627,193	2,627,193	2,627,193	2,627,193	2,627,193
Total Assets	10,102,145	10,104,104	9,907,334	8,907,436	10,102,145	8,907,436
Series A Preferred Stock Outstanding	550,000	550,000	550,000	550,000	550,000	550,000
Series B Preferred Stock Outstanding	8,900,000	8,900,000	7,600,000	7,600,000	8,900,000	7,600,000
Total Stockholders' Equity	$ 10,098,960	$ 10,104,000	$ 8,765,554	$ 8,757,158	$ 10,098,960	$ 8,757,158
OTHER DATA:
Dividends paid on Series A Preferred Stock	$ 11,137	$ 11,138	$ 11,137	$ 11,137	$ 33,412	$ 33,412
Dividends paid on Series B Preferred Stock	80,842	99,551	109,224	123,977	289,617	213,794
Dividends paid on common shares	$ 0	$ 0	$	$ 0	$ 0	$ 6,480
Number of Series A preferred shares outstanding	22,000,000	22,000,000	22,000,000	22,000,000	22,000,000	22,000,000
Number of Series B preferred shares outstanding	8,900	8,900	7,600	7,600	8,900	7,600
Number of Common Shares Outstanding	1	1	1	1	1	1
Average Yield on Direct Loans	7.6%	7.8%	8.1%	8.5%	7.8%	8.3%

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

As of September 30, 2001, the Company held assets, as described below, in each of the following four categories: First Mortgage Loans, Second Mortgage Loans, Manufactured Housing Loans and Intercompany Loans (each as defined below).

First Mortgage Loans. The Company holds mortgage loans acquired from the Bank or its affiliates that are whole loans secured by first mortgages or deeds of trust on single family (one-to-four unit) residential or commercial real properties ("First Mortgage Loans"). Over time, as commercial First Mortgage Loans have prepaid or matured, the Company has replaced them with residential First Mortgage Loans. As of September 30, 2001, approximately 97.1% of the Company's portfolio of First Mortgage Loans was comprised of residential First Mortgage Loans, with the balance constituting commercial First Mortgage Loans. The Company expects the percentage of First Mortgage Loans consisting of commercial First Mortgage Loans to continue to decline over time. The Company's residential First Mortgage Loans consist of the following:

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

Intercompany Loans. In April 2000, the Company also extended approximately $2.6 billion of non-recourse intercompany loans ("Intercompany Loans") to the Bank and Chase USA which are secured by pledges by the Bank and Chase USA of all outstanding loans under home equity lines of credit ("HELOCs") originated by the Bank or Chase USA, as the case may be. The initial aggregate principal amount of the Intercompany Loans equaled approximately 80% of the outstanding principal balance of the HELOCs pledged as security therefor. On a quarterly basis, the Company may, but is not required to, make additional Intercompany Loans to the Bank and/or Chase USA in an aggregate amount not to exceed 80% of the then outstanding principal balance of HELOCs pledged by the applicable entity. The Intercompany Loan documents also require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of the HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to ensure that such ceiling is not exceeded. As of September 30, 2001, the aggregate outstanding principal balance of the Intercompany Loans equaled $2,627,193,000, representing 48.07% of the then outstanding principal balance of the HELOCs pledged as security. (The Second Mortgage Loans, the Manufactured Housing Loans and the Intercompany Loans are hereafter referred to as the "Additional Assets")

The initial acquisition of the Additional Assets was financed through the sales by the Company to the Bank of an aggregate 7,600 shares of Floating Rate Cumulative Preferred Stock, Series B, having a par value of $25 per share and a liquidation preference of $1,000,000 per share (the "Series B Preferred Stock"). On April 1, 2001 the Company sold an additional 1,300 shares of Series B Preferred Stock to the Bank. The funds were used to repay borrowings from the Bank. Generally, the proceeds obtained from the sale or repayment of principal balances of Additional Assets will generally be applied to acquire other Additional Assets. However, the Company may in the future issue additional shares of Series B Preferred Stock to the Bank from time to time as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operation - Liquidity Risk Management" below.

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

RESULTS OF OPERATIONS

For the quarters ended September 30, 2001 and 2000, the Company reported net interest income of approximately $166,569,000 and $176,578,000, respectively. Interest income from residential and commercial First Mortgage Loans was approximately $17,746,000 and $721,000, respectively, for the quarter ended September 30, 2001 and approximately $16,817,000 and $1,006,000, respectively, for the quarter ended September 30, 2000. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $59,367,000 and $64,215,000, respectively, for the quarter ended September 30, 2001. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $65,852,000 and $48,245,000, respectively, for the quarter ended September 30, 2000. The total average yield of the Direct Loans for the quarters ended September 30, 2001 and 2000 was 7.6% and 8.5%, respectively. For the quarter ended September 30, 2001, interest income from the Intercompany Loans was $23,407,000, which resulted in a total average yield of 3.6%. For the quarter ended September 30, 2000, interest income from the Intercompany Loans was $43,771,000, which resulted in a total average yield of 6.7%. After deduction of approximately $10,721,000, $125,000 and $2,557,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively, the Company reported net income of approximately $88,625,000 for the quarter ended September 30, 2001. This compared to net income of approximately $167,372,000 for the quarter ended September 30, 2000, after deducting approximately $8,670,000, $146,000 and $456,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively.

For the nine months ended September 30, 2001 and 2000, the Company reported net interest income of approximately $508,117,000 and $329,463,000, respectively. For the nine months ended September 30, 2001 interest income from residential and commercial First Mortgage Loans was approximately $53,639,000 and $2,326,000, respectively, compared to $49,601,000 and $3,632,000, respectively, for the nine months ended September 30, 2000. Interest income from the Second Mortgage Loans and Manufactured Housing Loans was approximately $190,847,000 and $182,106,000, respectively, for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, interest income for Second Mortgage Loans and Manufactured Housing was $115,963,000 and $72,573,000, respectively. The total average yield of the Direct Loans for the nine months ended September 30, 2001 and 2000 was 7.8% and 8.3%, respectively. For the nine months ended September 30, 2001, interest income from the Intercompany Loans was $88,905,000, which resulted in an average yield of 4.5%. For the nine months ended September 30, 2000, interest income from the Intercompany Loans was $82,752,000, which resulted in an average yield of 6.5%. After deduction of approximately $31,087,000, $375,000 and $5,839,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively, the Company reported net income of approximately $396,056,000 for the nine months ended September 30, 2001. This compared to net income of approximately $313,798,000 for the nine months ended September 30, 2000, after deducting approximately $13,288,000, $354,000 and $667,000 in servicing fees, advisory fees, and foreclosure and other expenses, respectively.

The Company reported basic earnings (losses) per share of ($3,354,000) and $32,258,000 for the quarters ended September 30, 2001 and 2000, respectively. Basic earnings (losses) per share were adversely affected during the quarter ended September 30, 2001 as a result of the substantial increase in provision for loan losses. During the third quarter of 2001, a provision of $64.5 million and net charge-offs of $11.7 million were recorded, resulting in a provision in excess of net charge-offs of $52.8 million. The excess provision primarily related to the Manufactured Housing Loans. For the nine months ended September 30, 2001 and 2000 basic earnings per share were $73,027,000 and $66,592,000, respectively.

The Company paid $11,137,000 in each of the quarters ended September 30, 2001 and 2000 in dividends on the Series A Preferred Stock. As of September 30, 2001, all dividend payments on the Series A Preferred Stock are current. During the quarters ended September 2001 and 2000, the Company paid $80,842,000 and $123,977,000, respectively, in dividends on the Series B Preferred Stock. Dividends on the Common Stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds legally available therefore. No dividends on the Common Stock were paid for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, the Company paid Common Stock dividends of approximately $6,480,000. The Company expects to pay Common Stock dividends at least annually in amounts necessary to continue to preserve its status as a REIT under the Code.

At September 30, 2001, the Company had no outstanding borrowings under its line of credit with the Bank. For the nine months ended September 30, 2001, the Company paid interest to the Bank of approximately $13,255,000 on average outstanding borrowings of $308,773,000.

LOAN PORTFOLIO

As of September 30, 2001 and December 31, 2000, the Company's loan portfolio was as follows:

($ in thousands)

	Loan Amounts		Non-Accruing Loans		Net Charge-Offs for the Nine Months Ended
	9/30/01	12/31/00	9/30/01	12/31/00	9/30/01	9/30/00
First Mortgage Loans
Residential	$ 1,044,519	$1,039,913	$ 2,195	$ 0	$ 0	$ 0
Commercial	30,732	37,339	0	0	0	0
Second Mortgage Loans	3,097,434	3,279,021	30,772	21,466	2,489	319
Manufactured Housing Loans	3,436,718	2,470,573	34,448	20,282	29,814	5,370
TOTAL	$ 7,609,403	$6,826,846	$67,415	$ 41,748	$ 32,303	$ 5,742

Intercompany Loans	$ 2,627,193	$2,627,193	N/A	N/A	N/A	N/A
TOTAL	$10,236,596	$9,454,039	$67,415	$ 41,748	$ 32,303	$ 5,742

First Mortgage Loans. At September 30, 2001, First Mortgage Loans consisted of both residential and commercial mortgage loans. At that date, residential First Mortgage Loans in the portfolio consisted of six-month treasury and prime rate adjustable mortgages ("ARMs"); one-year, five-year, seven-year, and ten-year fixed rate loans with an automatic conversion to one-year treasury ARMs; three-year fixed rate loans with an automatic conversion to six-month, one-year and three-year treasury ARMs; and fixed rate loans. The commercial First Mortgage Loans consisted of fixed and variable rate loans. As commercial First Mortgage Loans continue to prepay or mature, they will continue to be replaced with residential First Mortgage Loans.

During the quarters ended September 30, 2001 and 2000, the Company purchased First Mortgage Loans having an outstanding aggregate principal balance of approximately $124,785,000 and $49,985,000, respectively, from affiliates of the Bank. For the nine months ended September 30, 2001 and 2000, the Company purchased First Mortgage Loans having an outstanding aggregate principal balance of approximately $385,101,000 and $125,840,000, respectively. During the quarters ended and nine months ended September 30, 2001 and 2000, there were no sales of non-performing loans. The Company received approximately $118,010,000 and $66,352,000, of principal payments on its portfolio of First Mortgage Loans from the servicer (and sub-servicer) of such Loans for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000 the First Mortgage Loans had principal payments of $377,821,000 and $192,189,000, respectively.

Second Mortgage Loans. At September 30, 2001, Second Mortgage Loans consisted of only residential mortgage loans. At that date, Second Mortgage Loans in the portfolio consisted of one-year treasury ARMs, and 15-year and 30-year fixed rate loans. The Second Mortgage Loans are acquired from the Bank and Chase USA through the purchase by the Company of an 100% participation interest in such Loans, including the related servicing rights.

For the quarter ended September 30, 2001 and 2000, the Company purchased Second Mortgage Loans having an outstanding aggregate principal balance of approximately $383,453,000 and $284,774,000, respectively, from the Bank and Chase USA. For the nine months ended September 30, 2001 and 2000, the Company purchased approximately $1,130,753,000 and $3,438,062,000, respectively, aggregate principal amount of Second Mortgage Loans. In addition, for the quarter ended September 30, 2001 and 2000, the Company received approximately $462,205,000 and $175,336,000, respectively, of principal payments on its portfolio from the servicer of the Second Mortgage Loans. For the nine months ended September 30, 2001 and 2000, the Company received approximately $1,263,429,000 and $312,878,000, respectively, of principal payments from the servicer.

Manufactured Housing Loans. At September 30, 2001, Manufactured Housing Loans consisted of 15-year and 30-year fixed rate loans. The Manufactured Housing Loans are acquired from the Bank and Chase USA through the purchase by the Company of an 100% participation interest in such Loans, including the related servicing rights.

For the quarter ended September 30, 2001 and 2000, the Company purchased Manufactured Housing Loans having an outstanding aggregate principal balance of approximately $354,902,000 and $221,627,000, respectively, and for the nine months ended September 30, 2001 and 2000, the Company purchased approximately $1,170,144,000 and $2,145,683,000 aggregate principal amount of Manufactured Housing Loans. In addition, for the quarter ended September 30, 2001 and 2000, the Company received approximately $102,768,000 and $50,537,000 of principal payments on its portfolio from the servicer of the Manufactured Housing Loans and, for the nine months ended September 30, 2001 and 2000, received approximately $258,950,000 and $74,296,000 of principal payments from the servicer.

During the quarter and nine month period ended September 30, 2001, approximately $9,099,000 and $26,143,000, respectively, of the Manufactured Housing Loans purchased from the Bank and its affiliates were reclassified to Assets Acquired as Loan Satisfactions. During the quarter and nine-month period ended September 30, 2000, approximately $4,061,000 of the Manufactured Housing Loans purchased from the Bank and its affiliates were reclassified to Assets Acquired as Loan Satisfactions. Collateralized loans are reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Intercompany Loans. The Intercompany Loans to the Bank and Chase USA are variable rate loans bearing interest rates equal to the Federal funds (effective) rate. The Intercompany Loans are secured by the pledge of the Bank and Chase USA of all loans originated under home equity lines of credit extended by those banks. The security agreements with respect to the Intercompany Loans provide that all HELOCs, regardless of their credit quality, will be pledged to the Company, although the Company has the discretion to release its security interest in any particular HELOC or to require the Bank or Chase USA, as the case may be, to take appropriate action with respect to the borrower under the HELOC including, without limitation, initiating foreclosure proceedings with respect to the property securing the HELOC. The Intercompany Loan documents require that the outstanding principal balance of the Intercompany Loans will at no time exceed 85% of the outstanding principal balance of the HELOCs pledged as security and require the Bank and/or Chase USA to make prepayments of their respective Intercompany Loans to make sure that ceiling is not exceeded. At September 30, 2001, the outstanding principal balance of the Intercompany Loans equaled 48.07% of the aggregate outstanding principal balances of the HELOCs pledged as security.

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

The allowance for loan losses is increased by allowances related to purchased Direct Loan portfolios at amounts equal to the seller's historical cost basis and by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Direct Loans, other than commercial First Mortgage Loans, are generally charged to the allowance for loan losses upon reaching specified stages of delinquency in accordance with the Federal Financial Institutions Examination Council's ("FFIEC") policy. For example, residential First Mortgage Loans and Second Mortgage Loans are generally charged off to net realizable value at 180 days past due, while Manufactured Housing Loans are generally charged off to net realizable value at 120 days past due.

The allowance for loan losses is reviewed in light of the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted. At September 30, 2001, management of the Company deemed its allowance for loan losses to be adequate.

A provision in excess of net charge-offs of $52.8 million was recorded in the third quarter of 2001, which primarily related to the Manufactured Housing Loans.

The accompanying table reflects the activity in the Company's allowance for loan losses for the periods indicated:

	Nine Month period ended:
Allowance for Loan Losses (in thousands)	September 30, 2001	September 30, 2000
Total allowance at beginning of period	$ 132,719	$ 4,962
Acquired allowance	86,763	107,209
Provision for loan losses	74,828	1,471
Charge-offs	(33,797)	(5,742)
Recoveries	1,494	53
Total allowance at end of period	$ 262,007	$ 107,953

Allowance for Loan Losses to:
Total Direct Loans at period end	3.44%	1.72%

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

The following table sets forth certain information concerning the current interest rates borne by the Loans constituting the Company's portfolio.

($ in thousands)

	Principal Balances of Variable Rate Loans				Principal Balances of Fixed Rate Loans				Estimated Weighted Average Contractual Interest-Rate		Estimated Weighted Average Duration
	9/30/01		12/31/00		9/30/01		12/31/00		9/30/01	12/31/00	9/30/01	12/31/00
	$	%*	$	%*	$	%*	$	%*	%	%	Years	Years
Direct Loans	1,049,713	13.79	1,043,083	15.28	6,559,690	86.21	5,783,763	84.72	9.18	9.08	3.4	3.2
Intercompany Loans	2,627,193	100%	2,627,193	100%	0	0	0	0	3.56	6.50	N/A	N/A

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

Using the Company's option-adjusted spread (OAS) valuation model, the Company estimates that a decline in market interest rates of 100 basis points will reduce annualized net interest income by approximately 5.8%.

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

As of September 30, 2001, using the OAS valuation model, the Company estimates that an increase in market interest rates of 100 basis points will reduce the fair value of the Direct Loan portfolio by 3.6%.

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

CREDIT RISK

Concentration of credit risk arises when a number of borrowers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry or geographic region. The following table shows the Company's Direct Loan portfolio by geographic area as of September 30, 2001 and September 30, 2000:

($ in thousands)

Geographic Area	September 30, 2001	September 30, 2000
California	$1,297,891	17.1%	$1,223,359	19.5%
Texas	790,969	10.4%	395,052	6.3%
New York	580,827	7.6%	504,007	8.0%
Florida	363,018	4.8%	323,539	5.1%
Other (no state has more than 5%)	4,576,698	60.1%	3,840,839	61.1%
Total	$7,609,403	100.0%	$6,286,796	100.0%

At September 30, 2001, approximately 17.1%, 10.4% and 7.6% of the Company's Direct Loan portfolio consisted of loans collateralized by residential real estate properties located in California, Texas and New York, respectively. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments or natural hazards in these geographic areas that may affect the ability of residential property owners in those states to make payments of principal and interest on the underlying Direct Loans.

At September 30, 2001, the HELOCs that are pledged as collateral for the Intercompany Loans are collateralized by residential real estate properties located in New York (40%), California (27%), Connecticut (6%) and New Jersey (6%). No other state constituted more than 5% of the HELOC portfolio that collateralized the Intercompany Loans on that date.

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

The Company has entered into an intercompany line of credit with the Bank, which is utilized to meet short term funding needs. The Company may make prepayments towards the principal amount of the loan at any time without penalty. The Company may use proceeds from any such borrowings to purchase Additional Assets or for other corporate purposes. At September 30, 2001, the Company had no borrowings under the line of credit. On April 1, 2001, the Company sold 1,300 additional shares of the Series B Preferred Stock to the Bank and the proceeds were used to repay the amount outstanding under the line of credit.

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

ACCOUNTING DEVELOPMENTS

In September 2000, the FASB issued SFAS 140, which revises the standards set forth in SFAS 125 for the accounting of securitizations and other transfers of financial assets and collateral. Statement 140 modifies the criteria for determining whether the transferor has relinquished control of assets and therefore whether the transfer may be accounted for as a sale. SFAS 140 requires new disclosures about securitization activities and incremental disclosures about collateral in addition to maintaining the existing disclosure requirements of SFAS 125. The disclosure provisions of SFAS 140 became effective for the 2000 fiscal year end. In July 2001, the FASB issued a Technical Bulletin that would delay the effective date of SFAS 140 for certain provisions that impact entities subject to possible receivership by the Federal Deposit Insurance Corporation. For those entities, the Technical Bulletin delays the isolation standards of SFAS 140 until at least December 31, 2001. The Company is currently reviewing its transactions to determine what modifications, if any, will be required to conform with SFAS 140 and the Technical Bulletin. The Company believes that the adoption of SFAS 140 will not significantly affect the Company's earnings or financial position.

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

In June 2001, the FASB issued SFAS 141, which revises the financial accounting and reporting for business combinations, and also issued SFAS 142, which revises the financial accounting and reporting for goodwill and other intangible assets. SFAS 141 requires that all business combinations be accounted for using the purchase method. Accounting for business combinations using the pooling of interests method no longer is allowed. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 as well as business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS 142 establishes how intangible assets (other than those acquired in a business combination) should be accounted for upon acquisition. It also addresses how goodwill and other intangible assets should be accounted for subsequent to their acquisition. The provisions of SFAS 142 are required to be adopted by the Company beginning January 1, 2002. The Company believes that the adoption of SFAS 141 and SFAS 142 will have no effect on the Company's earnings or financial position.

OTHER MATTERS

Reit Qualification. As of September 30, 2001 the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates that as of September 30, 2001:

its Qualified REIT Assets, as defined in the Code, are 91.29% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT assets. 88.12% of its revenues qualify for the 75% source of income test and 100.00% of its revenues qualify for the 95% source of income test under the REIT rules.none of its revenues were subject to the 30% income limitation under the REIT rules.

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

CHASE PREFERRED CAPITAL CORPORATION

AVERAGE BALANCE SHEET
Three Months Ended September 30,
(in thousands, except per share data)
(Unaudited)

	2001			2000
	Balance	Interest	Rate	Balance	Interest	Rate
			(Annualized)			(Annualized)
ASSETS:
Residential first mortgage loans	$ 1,006,938	$ 17,746	7.0%	$ 955,641	$ 16,817	7.0%
Second mortgage loans	3,151,932	59,367	7.5%	3,102,748	65,852	8.5%
Manufactured housing loans	3,289,907	64,215	7.8%	2,076,973	48,245	9.3%
Commercial first mortgage loans	34,801	721	8.3%	47,672	1,006	8.4%
Intercompanyloans	2,627,193	23,407	3.6%	2,627,193	43,771	6.7%
Cash and cash equivalents	174,092	1,113	2.6%	62,792	942	6.0%
TOTAL INTEREST-EARNING ASSETS	10,284,863	166,569	6.5%	8,873,019	176,633	8.0%

Cash - noninterest-earning	9,794			13,522
Allowance for loan losses	(180,444)			(99,529)
Accounts receivable due from affiliates	1,383			289
Accrued interest receivable due from affiliates	3,810			8,929
Accrued interest receivable due from third parties	35,353			25,827
Accounts receivable due from third parties	0			5,284
Assets acquired as loan satisfaction	15,624			2,161
TOTAL ASSETS	$ 10,170,383			$ 8,829,502
LIABILITIES:
Accounts payable and accrued liabilities	$ 3,889			$ 5,258
Due to affiliates	32,333			49,931
Intercompany borrowings	0	0	0.0%	6,729	55	1.1%

TOTAL LIABILITIES	36,222			61,918

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $25 per share; 50,000,000 shares authorized:
Series A preferred stock: 22,000,000 shares issued and outstanding; stated value $25 per share	550,000			550,000
Series B preferred stock: 8,900 shares issued and outstanding; stated value $25 per share	8,900,000			7,600,000
Common Stock, par value $171,750,000 per share; one share authorized, issued and outstanding	171,750			171,750
Capital surplus	382,005			382,016
Retained earnings	130,406			63,818
TOTAL STOCKHOLDERS' EQUITY	10,134,161			8,767,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUTY	$ 10,170,383			$ 8,829,502

CHASE PREFERRED CAPITAL CORPORATION
AVERAGE BALANCE SHEET
Nine Months Ended September 30,
(in thousands, except per share data)
(Unaudited)

	2001			2000
	Balance	Interest	Rate	Balance	Interest	Rate
			(Annualized)			(Annualized)
ASSETS:
Residential first mortgage loans	$ 1,000,352	$ 53,639	7.1%	$ 987,532	$ 49,601	6.7%
Second mortgage loans	3,285,130	190,847	7.7%	1,811,701	115,963	8.5%
Manufactured housing loans	2,998,977	182,106	8.1%	1,019,876	72,573	9.5%
Commercial first mortgage loans	35,666	2,326	8.7%	51,906	3,632	9.3%
Intercompany loans	2,627,193	88,905	4.5%	1,697,128	82,752	6.5%
Cash and cash equivalents	152,214	3,549	3.1%	114,622	4,997	5.8%
TOTAL INTEREST-EARNING ASSETS	10,099,532	521,372	6.9%	5,682,765	329,518	7.7%
Cash - noninterest-earning	14,146			7,649
Allowance for loan losses	(156,209)			(38,047)
Accounts receivable due from affiliates	690			97
Accrued interest receivable due from affiliates	3,767			4,470
Accrued interest receivable due from third parties	34,360			16,360
Accounts receivable due from third parties	64			9,503
Assets acquired as loan satisfaction	12,398			783
TOTAL ASSETS	$ 10,008,748			$ 5,683,580
LIABILITIES:
Accounts payable and accrued liabilities	$ 4,580			$ 4,717
Due to affiliates	41,451			24,840
Intercompany borrowings	308,773	13,255	5.7%	2,259	55	3.2%

TOTAL LIABILITIES	354,804			31,816

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $25 per share; 50,000,000 shares authorized:
Series A preferred stock: 22,000,000 shares issued and outstanding; stated value $25 per share	550,000			550,000
Series B preferred stock: 8,900 shares issued and outstanding; stated value $25 per share	8,465,074			4,510,949
Common Stock, par value $171,750,000 per share; one share authorized, issued and outstanding	171,750			171,750
Capital surplus	382,005			382,008
Retained earnings	85,115			37,057
TOTAL STOCKHOLDERS' EQUITY	9,653,944			5,651,764

TOTAL LIABILITIES AND STOCKHOLDERS' EQUTY	$ 10,008,748			$ 5,683,580

CHASE PREFERRED CAPITAL CORPORATION
QUARTERLY FINANCIAL INFORMATION
(in thousands, except per share data)
(Unaudited)

	2001			2000
INTEREST INCOME:	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Residential first mortgage loans	$ 17,746	$ 17,643	$ 18,250	$ 16,902	$ 16,817	$ 16,814	$ 15,970
Second mortgage loans	59,367	63,181	68,299	69,087	65,852	50,111	0
Manufactured housing loans	64,215	61,726	56,165	54,017	48,245	24,328	0
Commercial first mortgage loans	721	752	853	890	1,006	1,334	1,292
Intercompany loans	23,407	28,737	36,761	43,472	43,771	38,981	0
Interest on overnight investments	1,113	2,100	336	186	942	3,325	730

Interest income	166,569	174,139	180,664	184,554	176,633	134,893	17,992
Interest expense on borrowings	0	495	12,760	4,824	55	0	0
Net interest income	166,569	173,644	167,904	179,730	176,578	134,893	17,992
Provision for credit losses	64,541	10,287	0	(545)	0	1,471	0
Net interest income after provision for credit losses	102,028	163,357	167,904	180,275	176,578	133,422	17,992
Other revenue	0	0	68	61	66	49	0
NONINTEREST EXPENSE:

Servicing fees	10,721	10,462	9,904	9,148	8,670	3,949	668
Advisory fees	125	125	125	145	146	146	63
Foreclosure and other expenses	2,557	2,544	738	491	456	155	56
Total noninterest expense	13,403	13,131	10,767	9,784	9,272	4,250	787
NET INCOME	$ 88,625	$ 150,226	$ 157,205	$ 170,552	$ 167,372	$ 129,221	$ 17,205
NET INCOME/(LOSS) APPLICABLE TO COMMON SHARE	($ 3,354)	$ 39,537	$ 36,844	$ 35,620	$ 32,258	$ 28,266	$ 6,068
BASIC AND FULLY DILUTED NET INCOME/(LOSS) PER COMMON SHARE	$ (3,354)	$ 39,537	$ 36,844	$ 35,620	$ 32,258	$ 28,266	$ 6,068

Part II - OTHER INFORMATION

Item 4. Exhibits and Current Reports on Form 8-K

(A) Exhibits:

11  -  Computation of net income per share.
    Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.
  Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PREFERRED CAPITAL CORPORATION
(Registrant)

Date: November 14, 2001	By	/s/ Louis M. Morrell
Louis M. Morrell
Treasurer